Form 10-Q
period 1997-06-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1997-08-14
CIK 871696

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

    (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ________________ to _________________

                      Commission File Number:  001-13211

                    INFORMATION MANAGEMENT ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

    Connecticut                                       06-1289928
(State or other                                       (I.R.S. Employer
jurisdiction of                                       Identification No.)
incorporation or
organization)

                        One Corporate Drive, Suite 414
                          Shelton, Connecticut 06484
                                (203)  925-6800

         (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X           NO
                                 ------           ------

The number of shares of the Registrant's Common Stock, no par value, outstanding on August 11, 1997, was 9,209,946.


                       This report consists of 18 pages.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I:   FINANCIAL INFORMATION

 Item 1:  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1997 and   3
          December 31, 1996

          Condensed Consolidated Statements of Operations for the         4
          Three and Six Months Ended June 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows for the Six     5
          Months Ended June 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements            6

 Item 2:  Management's Discussion and Analysis of Financial Condition     7
          and Results of Operations

PART II:  OTHER INFORMATION

 Item 1:  Legal Proceedings                                              16

 Item 2:  Changes in Securities                                          16

 Item 3:  Defaults upon Senior Securities                                16

 Item 4:  Submission of Matters to a Vote of Security Holders            16

 Item 5:  Other Information                                              17

 Item 6:  Exhibits and Reports on Form 8-K                               17

 Signatures                                                              18

ITEM 1:  FINANCIAL STATEMENTS


             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                               June 30,    December 31,
                                                                                                 1997          1996
                                                                                              -----------  -------------
                                                                                              (unaudited)
ASSETS
Current assets:
  Cash  and cash equivalents...............................................................     $  1,568       $  3,073
  Accounts receivable, net.................................................................       12,156         10,473
  Other current assets.....................................................................          618            232
                                                                                                --------       --------
     Total current assets..................................................................       14,342         13,778
Equipment, net.............................................................................        2,390          2,222
Notes receivable from officers.............................................................          721            572
Other assets, net..........................................................................        1,007            709
                                                                                                --------       --------
                                                                                                $ 18,460       $ 17,281
                                                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit and current maturities of long-term debt.............................     $  5,691       $  5,444
  Accounts payable and accrued liabilities.................................................        6,099          5,419
  Deferred revenues........................................................................        2,371          1,705
                                                                                                --------       --------
     Total current liabilities.............................................................       14,161         12,568
                                                                                                --------       --------

Term note payable to bank, less current maturities.........................................        2,167          2,417
                                                                                                --------       --------

Other long-term liabilities................................................................          741            906
                                                                                                --------       --------

Preferred stock, undesignated, no par value, 500,000 shares authorized:
   Series A senior redeemable convertible preferred stock, $1,000 stated value; 4,500 shares authorized, issued and outstanding (liquidation value of $5,378 and $5,169
    at June 30, 1997 and December 31, 1996)................................................        5,354          5,145
   Series B senior redeemable convertible preferred stock, $1,000 stated value; 4,350 shares authorized, issued and outstanding (liquidation value of $4,587 and $4,408
    at June 30, 1997 and December 31, 1996)................................................        4,465          4,286
                                                                                                --------       --------
     Total preferred stock.................................................................        9,819          9,431
                                                                                                --------       --------

Redeemable common stock warrants...........................................................        2,865          2,865
                                                                                                --------       --------

Shareholders' equity (deficit):
Common stock, no par value; 4,293,379 shares outstanding at June 30, 1997 and
  December 31, 1996........................................................................        5,800          5,795
Cumulative translation adjustment..........................................................          (98)            (9)
Accumulated deficit........................................................................      (16,995)       (16,692)
                                                                                                --------       --------

     Total shareholders' equity (deficit)..................................................      (11,293)       (10,906)
                                                                                                --------       --------
                                                                                                $ 18,460       $ 17,281
                                                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                              Three Months Ended         Six Months Ended
                                                                                    June 30,                  June 30,
                                                                            ----------------------    -----------------------
                                                                               1997         1996         1997         1996
                                                                               ----         ----         ----         ----
Revenues:
   License fees...........................................................  $    4,677   $    3,258   $    8,479   $    6,187
   Services and maintenance...............................................       4,021        3,437        7,676        6,597
                                                                            ----------   ----------   ----------   ----------
     Total revenues.......................................................       8,698        6,695       16,155       12,784
                                                                            ----------   ----------   ----------   ----------

Cost of revenues:
   Cost of license fees...................................................          70          186          141          352
   Cost of services and maintenance.......................................       2,307        1,811        4,259        3,633
                                                                            ----------   ----------   ----------   ----------
     Total cost of revenues...............................................       2,377        1,997        4,400        3,985
                                                                            ----------   ----------   ----------   ----------
Gross profit..............................................................       6,321        4,698       11,755        8,799
                                                                            ----------   ----------   ----------   ----------

Operating expenses:
   Sales and marketing....................................................       3,042        1,964        5,690        3,836
   Product development....................................................       1,564        1,741        3,096        3,294
   General and administrative.............................................       1,223          961        2,315        1,985
                                                                            ----------   ----------   ----------   ----------
     Total operating expenses.............................................       5,829        4,666       11,101        9,115
                                                                            ----------   ----------   ----------   ----------

Operating income (loss)...................................................         492           32          654         (316)

Interest expense..........................................................        (210)        (301)        (467)        (582)
                                                                            ----------   ----------   ----------   ----------

Income (loss) before provision for income taxes...........................         282         (269)         187         (898)
Provision for income taxes................................................          12           30          102           30
                                                                            ----------   ----------   ----------   ----------
Net income (loss).........................................................         270         (299)          85         (928)
Accretion of preferred stock dividends....................................        (197)         (97)        (388)        (193)
Increase in fair market value of redeemable common
 stock warrants...........................................................          -            -            -          (385)
                                                                            ----------   ----------   ----------   ----------

Income (loss) applicable to common shareholders...........................  $       73   $     (396)  $     (303)  $   (1,506)
                                                                            ==========   ==========   ==========   ==========

Pro forma net income (loss) per share.....................................         .04         (.05)         .01         (.15)
                                                                            ==========   ==========   ==========   ==========

Pro forma shares used in net income (loss) per share
 calculation..............................................................   6,703,540    6,059,413    6,703,540    6,059,413
                                                                            ==========   ==========   ==========   ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                ----------------------
                                                                                                    1997      1996
                                                                                                    ----      ----
   Cash Flows from Operating Activities:
    Net income (loss)........................................................................    $    85   $(  928)
    Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
      Operating Activities:
    Depreciation and amortization............................................................        719       605
    Changes in Operating Assets and Liabilities
     Accounts receivable, net................................................................     (1,683)   (1,708)
     Other current assets....................................................................       (386)     (219)
     Notes receivable from officers..........................................................       (149)     (433)
     Other assets, net.......................................................................       (298)     (297)
     Accounts payable and accrued liabilities................................................        680       801
     Deferred revenues.......................................................................        666       548
     Other long-term liabilities.............................................................        (32)      (83)
                                                                                                 -------   -------

        Net Cash Used in Operations..........................................................       (398)   (1,714)
                                                                                                 -------   -------

   Cash Flows from Investing Activities:
    Acquisition of equipment.................................................................       (882)     (457)
                                                                                                 -------   -------

   Cash Flows from Financing Activities:
    Proceeds from bank term loan.............................................................          -     1,450
    Repayment of subordinated note payable to stockholder....................................          -      (250)
    Proceeds from (repayment of) capital lease obligations...................................       (136)       98
                                                                                                 -------   -------

        Net Cash Provided By (Used In) Financing Activities..................................       (136)    1,298
                                                                                                 -------   -------

   Effect of Exchange Rate Changes...........................................................        (89)      (40)
                                                                                                 -------   -------

   Net Decrease in Cash and Cash Equivalents.................................................     (1,505)     (913)
   Cash and Cash Equivalents, beginning of period............................................      3,073     1,543
                                                                                                 -------   -------

   Cash and Cash Equivalents, end of period..................................................    $ 1,568   $   630
                                                                                                 =======   =======

   Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest..................................................................    $   422   $   352

   Supplemental Disclosure of Noncash Activities:
      Accretion of Series A preferred stock in lieu of dividends.............................        209       193
      Accretion of Series B preferred stock in lieu of dividends.............................        179         -
      Increase in fair market value of redeemable common stock warrants......................          -       385
      Equipment acquired pursuant to capital lease obligation................................          -       509

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc. and its wholly owned subsidiary Information Management Associates, Ltd. (together the "Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form S-1 Registration Statement which became effective July 30, 1997 and included in the Company's July 30, 1997 Prospectus related to its initial public offering.

     The unaudited information has been prepared on the same basis as the annual financial statements, and in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2.   Pro Forma Net Loss Per Common Share

     The accompanying pro forma net loss per common share reflects the completion of the Company's initial public offering (see Note 3), and the associated conversion of the Company's redeemable convertible preferred stock, the cashless exercise of the redeemable warrants to purchase common stock and the exercise of certain options in connection with such offering. In addition, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued at prices below the offering price have been included in the calculation of weighted average number of shares outstanding.

3.   Subsequent Event

     In August 1997, the Company completed its initial public offering of 3,900,000 shares of its common stock, of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were sold by certain selling shareholders, which provided net proceeds to the Company, after underwriting discounts and expenses, of approximately $32.7 million. The Company used approximately $7.8 million of the net proceeds to repay in full the outstanding indebtedness under its credit facility and $250,000 to repay in full its outstanding indebtedness to a shareholder.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops, markets and supports customer interaction software designed to increase the productivity and revenue-generating capabilities of mid-size to large-scale telephone call centers. The Company's EDGE TeleBusiness software ("EDGE") is a suite of applications and tools that enable businesses to automate telebusiness activities (telemarketing, telesales, account management, customer service and customer support) on an enterprise-wide basis. The Company complements its EDGE products by offering its clients professional consulting, technical support and maintenance services.

     Until September 1996, the Company marketed a telemarketing software application for IBM mid-range computers called Telemar. Due to the substantial growth in EDGE software license fees and client/server open system software market opportunities, the Company elected to focus exclusively on its EDGE products and sold Telemar and certain related assets and liabilities on September 1, 1996. Currently, substantially all of the Company's revenues are attributable to the licensing of EDGE products and the provision of professional consulting, technical support and maintenance services relating to EDGE. The Company currently expects that the licensing of EDGE products and the provision of such related services will account for substantially all of the Company's revenues for the foreseeable future.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

   RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues for certain items in the Company's Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1996 and 1997.


                                                                          Three Months Ended        Six Months Ended
                                                                               June 30,                 June 30,
                                                                      ------------------------  ------------------------
                                                                         1997         1996         1997         1996
                                                                      -----------  -----------  -----------  -----------
                                                                      (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenues:
    License fees:
         EDGE product line.........................................      53.8%        43.9%        52.5%        42.1%
         Telemar product line......................................         -          4.8            -          6.3
                                                                        -----        -----        -----        -----
             Total license fees....................................      53.8         48.7         52.5         48.4
                                                                        -----        -----        -----        -----
    Services and maintenance:
         EDGE product line.........................................      46.2         42.0         47.5         42.4
         Telemar product line......................................         -          9.3            -          9.2
                                                                        -----        -----        -----        -----
             Total services and maintenance........................      46.2         51.3         47.5         51.6
                                                                        -----        -----        -----        -----
                 Total revenues....................................     100.0        100.0        100.0        100.0
                                                                        -----        -----        -----        -----

Cost of revenues:
     License fees..................................................       0.8          2.8          0.9          2.8
     Services and maintenance......................................      26.5         27.0         26.4         28.4
                                                                        -----        -----        -----        -----
         Total cost of revenues....................................      27.3         29.8         27.3         31.2
                                                                        -----        -----        -----        -----
Gross profit.......................................................      72.7         70.2         72.7         68.8
                                                                        -----        -----        -----        -----
Operating expenses:
     Sales and marketing...........................................      35.0         29.3         35.2         30.0
     Product development...........................................      18.0         26.0         19.2         25.8
     General and administrative....................................      14.0         14.4         14.3         15.5
                                                                        -----        -----        -----        -----
         Total operating expenses..................................      67.0         69.7         68.7         71.3
                                                                        -----        -----        -----        -----
Operating income (loss)............................................       5.7          0.5          4.0         (2.5)
Interest expense...................................................      (2.5)        (4.5)        (2.9)        (4.6)
                                                                        -----        -----        -----        -----
Income (loss) before provision for income taxes....................       3.2         (4.0)         1.1         (7.1)
Provision for income taxes.........................................       0.1          0.5          0.6          0.2
                                                                        -----        -----        -----        -----

Net income (loss)..................................................       3.1%       (4.5)%         0.5%       (7.3)%
                                                                        =====        =====        =====        =====


       The following table sets forth for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                                          Three Months Ended        Six Months Ended
                                                                               June 30,                 June 30,
                                                                      ------------------------  ------------------------
                                                                         1997         1996         1997         1996
                                                                      -----------  -----------  -----------  -----------
   Cost of license fees...........................................        1.5%         5.7%         1.7%         5.7%
   Cost of services and maintenance...............................       57.4%        52.7%        55.5%        55.1%


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997

Revenues

   License Fees. Total license fees increased 43.6% from $3.3 million, or 48.7% of total revenues, in the quarter ended June 30, 1996 to $4.7 million, or 53.8% of revenues, in the quarter ended June 30, 1997. EDGE license fees increased 59.2% from $2.9 million in the quarter ended June 30, 1996 to $4.7 million in the quarter ended June 30, 1997. The increase in EDGE license fees was primarily attributable to an increase in the average size of customer licenses, increased market awareness and acceptance of the EDGE products and increased productivity resulting from expansion of the Company's sales and marketing organization. Telemar license fees decreased from $321,000 in the quarter ended June 30, 1996 to $0 in the quarter ended June 30, 1997 due to the sale of the Telemar product line in September 1996.

   Services And Maintenance. Services and maintenance revenues increased by 17.0% from $3.4 million, or 51.3% of total revenues, in the quarter ended June 30, 1996 to $4.0 million, or 46.2% of total revenues, in the quarter ended June 30, 1997. EDGE services and maintenance revenues increased 42.9% from $2.8 million in the quarter ended June 30, 1996 to $4.0 million in the quarter ended June 30, 1997. The increase in EDGE services and maintenance revenues was primarily attributable to the significant increase in EDGE software licenses. Telemar services and maintenance revenues decreased from $624,000 in the quarter ended June 30, 1996 to $0 in the quarter ended June 30, 1997 due to the sale of the Telemar product line in September 1996.

Cost Of Revenues

   Cost Of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees decreased 62.4% from $186,000, or 5.7% of the related license revenues, in the quarter ended June 30, 1996 to $70,000, or 1.5% of the related license revenues, in the quarter ended June 30, 1997. The higher cost of license fees in 1996 as compared to 1997 was attributable to the cost of vendors' products resold by the Company in connection with the Telemar product line. The Company sold the Telemar product line in September 1996.

   Cost Of Services And Maintenance. Cost of services and maintenance consists primarily of salaries, wages, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 27.4% from $1.8 million, or 52.7% of service and maintenance revenues, in the quarter ended June 30, 1996 to $2.3 million, or 57.4% of service and maintenance revenues, in the quarter ended June 30, 1997. The increase in cost of services and maintenance in the quarter ended June 30, 1997 was primarily attributable to the hiring of new client service staff.

Operating Expenses

   Sales And Marketing. Sales and marketing expenses increased 54.9% from $2.0 million, or 29.3% of revenues, in the quarter ended June 30, 1996 to $3.0 million, or 35.0% of revenues, in the quarter ended June 30, 1997. The increase in sales and marketing expense was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

   Product Development. Product development expenses decreased 10.2% from $1.7 million, or 26.0% of revenues, in the quarter end June 30, 1996 to $1.6 million, or 18.0% of revenues, in the quarter ended June 30, 1997. The reduction of product development expense was primarily attributable to the sale of the Telemar product line in September 1996 after which date no Telemar product development costs were incurred.

   General And Administrative. General and administrative expenses increased 27.3% from $961,000, or 14.4% of revenues, in the quarter ended June 30, 1996 to $1.2 million, or 14.0% of revenues, in the quarter ended June 30, 1997. The increase in general and administrative expenses during these periods was primarily due to the addition of accounting and administrative staff to support the growth of the Company's business during these periods.

   Interest Expense. Interest expense consists of interest on debt and equipment financing less interest earned on cash, notes receivable from officers and the promissory note entered into in connection with the sale of Telemar. Net interest expense decreased 29.9% from $301,000 in the quarter ended June 30, 1996 to $210,000 in the quarter ended June 30, 1997. The reduction in net interest expense was primarily due to higher interest income netted against an increase in interest expense.

   Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes decreased from $30,000 in the quarter ended June 30, 1996 to $12,000 in the quarter ended June 30, 1997. The decrease in provision for income taxes is primarily attributable to a decrease in state income taxes. At June 30, 1997, the Company had approximately $7.4 million of U.S. Federal net operating loss carryforwards and approximately $1.8 million of state net operating loss carryforwards, which can be used, subject to certain limitations, to offset future taxable income. The U.S. Federal net operating loss carryforwards expire through 2011 and the state net operating loss carryforwards expire through 2001. The Company believes the sale of common stock by the Company and the selling shareholders in its initial public offering completed in August 1997 may cause an annual limitation on the use of its net operating loss carryforwards pursuant to the "change in control" provisions of Section 382 of the Internal Revenue Code. However, the Company does not anticipate that the limitation will materially impact its utilization of its net operating loss carryforwards in the near term.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997

Revenues

   License Fees. Total license fees increased 37.0% from $6.2 million, or 48.4% of total revenues, for the six months ended June 30, 1996 to $8.5 million, or 52.5% of total revenues, for the six months ended June 30, 1997. EDGE license fees increased 57.4% from $5.4 million for the six months ended June 30, 1996 to $8.5 million for the six months ended June 30, 1997. The increase in EDGE license fees was primarily attributable to an increase in the average size of customer licenses, increased market awareness and acceptance of the EDGE products and increased productivity resulting from expansion of the Company's sales and marketing organization. Telemar license fees decreased from $801,000 for the six months ended June 30, 1996 to $0 for the six months ended June 30, 1997 due to the sale of the Telemar product line in September 1996.

   Services And Maintenance. Services and maintenance revenues increased 16.4% from $6.6 million, or 51.6% of total revenues, in the six months ended June 30, 1996 to $7.8 million, or 47.5% of total revenues, for the six months ended June 30, 1997. EDGE services and maintenance revenues increased 41.5% from $5.4 million in the six months ended June 30, 1996 to $7.7 million for the six months ended June 30, 1997. The increase in EDGE services and maintenance revenues in the six months ended June 30, 1996 was primarily attributable to the significant increase in EDGE software licenses. Telemar services and maintenance revenues decreased from $1.2 million for the six months ended June 30, 1996 to $0 for the six months ended June 30, 1997 due to the sale of the Telemar product line in September 1996.

Cost Of Revenues

   Cost Of License Fees. Cost of license fees decreased 59.9% from $352,000, or 5.7% of the related license revenues, in the six months ended June 30, 1996 to $141,000, or 1.7% of the related license revenues, for the six months ended June 30, 1997. The higher cost of license fees in 1996 as compared to 1997 was attributable to the cost of vendors' products resold by the Company in connection with the Telemar product line. The Company sold the Telemar product line in September 1996.

   Cost Of Services And Maintenance. The cost of services and maintenance increased 17.2% from $3.6 million, or 55.1% of service and maintenance revenues, in the six months ended June 30, 1996 to $4.3 million, or 55.5% of service and maintenance revenues, for the six months ended June 30, 1997. The cost of services and maintenance increased slightly for the six months ended June 30, 1997 as a result of mid-year hiring of new client service staff.

Operating Expenses

   Sales And Marketing.   Sales and marketing expenses increased by 48.3% from
$3.8 million, or 30.0% of revenues, in the six months ended June 30, 1996 to $5.7 million, or 35.2% of revenues, for the six months ended June 30, 1997. The increase in sales and marketing expense was primarily related to hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

   Product Development. Product development expenses decreased 6.0% from $3.3 million, or 25.8% of revenues, for the six months ended June 30, 1996, to $3.1 million, or 19.2% of revenues, for the six months ended June 30, 1997. The reduction of product development expense was primarily attributable to the sale of the Telemar product line in September 1996 after which date no Telemar product development costs were incurred.

   General And Administrative. General and administrative expenses increased 16.6% from $2.0 million, or 15.5% of revenues, for the six months ended June 30, 1996, to $2.3 million, or 14.3% of revenues, for the six months ended June 30, 1997. The increase in general and administrative expenses during these periods was primarily due to the addition of accounting, administrative and legal staff to support the growth of the Company's business during these periods.

   Interest Expense. Interest expense consists of interest on debt and equipment financing less interest earned on cash, notes receivable from officers and the promissory note entered into in connection with the sale of Telemar. Net interest expense decreased 19.6% from $582,000 for the six months ended June 30, 1996 to $467,000 for the six months ended June 30, 1997. The reduction in net interest expense was primarily due to higher interest income netted against an increase in interest expense.

   Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased 240% from $30,000 for the six months ended June 30, 1996 to $102,000 for the six months ended June 30, 1997. The increase in provision for income taxes is primarily attributable to an increase in international withholding taxes. At June 30, 1997, the Company had approximately $7.4 million of U.S. Federal net operating loss carryforwards and approximately $1.8 million of state net operating loss carryforwards, which can be used, subject to certain limitations, to offset future taxable income. The U.S. Federal net operating loss carryforwards expire through 2011 and the state net operating loss carryforwards expire through 2001.

Liquidity And Capital Resources

          At June 30, 1997, the Company had $1.6 million in cash and $12.2 million in accounts receivable. For the six months ended June 30, 1997, the Company used net cash of $398,000 in operating activities, which was primarily attributable to net income of $85,000, offset by changes in operating assets and liabilities which used cash of $1.2 million and by depreciation, amortization and other non-cash charges of $719,000. The fluctuations in operating assets and liabilities were due primarily to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

          For the first six months ended June 30, 1997, the Company's primary investing activities consisted of $882,000 of purchases of computer and office equipment to support the Company's expanding employee base. For the first six months ended June 30, 1997, the Company made capital equipment lease repayments of $136,000.

          In August 1997, the Company completed its initial public offering of 3,900,000 shares of its common stock, of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were sold by certain selling shareholders, which provided net proceeds to the Company, after underwriting discounts and expenses, of approximately $32.7 million. The Company used approximately $7.8 million to repay in full the outstanding indebtedness under the Loan and Security Agreement dated October 26, 1995, as amended (the "Loan and Security Agreement"), between the Company and People's Bank. The Loan and Security Agreement provides for a $6.0 million Line of Credit which expires on February 1, 1998 and bears interest at a floating rate which was 9.5% per annum at June 30, 1997. In addition, the Company used $250,000 of the net proceeds of the offering to repay in full a note payable to Wand/IMA Investments, L.P.

          The Company anticipates that the proceeds from its initial public offering, together with other existing sources of working capital, will be sufficient to meet the Company's projected working capital and other cash requirements for the next eighteen months. The Company's future operating and capital requirements will depend on numerous factors, including the Company's internal research and development programs, the level of resources the Company devotes to marketing and sales capabilities, advances in technology and the successful development and introduction of new products.

Factors That May Affect Future Results

   In addition to the other information in this Form 10-Q, readers should carefully consider the following factors in evaluating the Company and its business. This Form 10-Q contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this Form 10-Q.

   History Of Operating Losses; Uncertainty Of Future Operating Results. The Company has incurred significant net operating losses in each of 1992, 1993, 1994 and 1995 and had an accumulated deficit of $17.0 million as of June 30, 1997. The Company's operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

   Fluctuations In Quarterly Performance. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis; the demand for the Company's products; the lengthy sales cycle for full implementation of its products; the size, timing and contractual terms of significant orders; the timing and significance of product enhancements and new product announcements by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; customer order deferrals in anticipation of enhancements or new products; changes in the mix of products and services sold; changes in the amount of revenue attributable to domestic and international sales; changes in foreign currency exchange rates; the level of product and price competition; the cancellations or non-renewals of licenses or maintenance agreements; investments to develop marketing and distribution channels; or changes in the level of operating expenses. The Company is dependent upon obtaining orders in any given quarter for delivery in that quarter in order to achieve its quarterly revenue objectives. The timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery, post-delivery obligations and customer acceptance. A significant portion of the Company's revenues in any quarter are typically derived from non-recurring, large license fees received from a relatively small number of customers. Although particular customers may vary from quarter to quarter, the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any quarter for the foreseeable future. Therefore, the loss, deferral or cancellation of a contract, or a failure of a customer to honor its contractual obligations (and for which the Company's reserves and allowances may be inadequate), could have a significant impact on the Company's operating results in a particular quarter. Conversely, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. In addition, the Company's business has experienced and is expected to continue to experience seasonality, with stronger demand during the quarters ending in June and December than during the quarters ending in March and September, and a substantial portion of orders being received in the last month or weeks of any given quarter.

          Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed for the short term. If revenue levels are below expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the common stock would likely be materially adversely affected.

   Product Concentration. Substantially all of the company's revenues are attributable to the licensing of EDGE and the provision of professional consulting, technical support and maintenance services relating to EDGE. The Company currently expects that the licensing of EDGE products and the provision of such related services will account for significantly all of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for EDGE products and services, such as competition or technological changes, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the continued market acceptance of its EDGE products and the successful development, introduction and client acceptance of new and enhanced versions of EDGE products. There can be no assurance that the Company will continue to be successful in developing and marketing EDGE.

   Lengthy Sales And Implementation Cycles; Post Delivery Obligations. The licensing and implementation of the Company's products generally involves a significant commitment of resources by customers and often requires the Company to provide a significant level of education to prospective customers regarding the use of the Company's products. As a result, the Company's sales process is often subject to delays associated with lengthy customer approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and may be subject to a number of significant delays over which the Company has little or no control. In addition, the time required to implement the Company's products can vary significantly with the needs of its customers and generally extends for several months or, for larger, more complex implementations, multiple quarters.

          Depending on the contract terms and conditions, licensing fees are recognized upon delivery of the product if no customer acceptance conditions or significant post-delivery obligations remain and collection of the resulting receivable is probable. However, if post-delivery obligations exist, or if the product is subject to customer acceptance, revenue will be deferred until no significant Company obligations exist or acceptance has occurred. When the Company has provided consulting services to implement certain larger projects, in the past some customers have failed to honor their contractual obligations by delaying payments of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance that the Company will not experience delays, cancellations or disputes regarding payment in the future, which could have a material adverse effect on the Company's business, operating results and financial condition and cause its quarterly operating results to vary significantly in the future.

   Dependence On Proprietary Technology. The Company's success and ability to compete is dependent in part upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect its proprietary rights. The Company typically enters into confidentiality or license agreements with its employees, distributors, clients and potential clients, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that these steps will be adequate to deter misappropriation or independent third-party development of its technology or to prevent an unauthorized third party from obtaining or using information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software product exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights of others, the use of patents to protect software has increased, and there can be no assurance that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in the Company's favor. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. Any infringement claims resolved against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, litigation may be necessary in the future to protect the Company's trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

          The Company has entered into agreements with a small number of its customers requiring the Company to place its source code in escrow. These escrow agreements typically provide that customers have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The escrow agreements, and any that the Company may enter into in the future, may increase the possibility of misappropriation by third parties. In addition, the Company utilizes a third-party contractor for selected product development projects which may also increase the possibility of misappropriation by third parties.

   Dependence On Indirect Marketing And Distribution Channels; Potential Conflicts. The Company maintains co-marketing relationships with consulting and systems integration companies to expand the visibility of its products in the United States and internationally and distributes its products outside the United States through remarketers and distributors. Such co-marketers, remarketers and distributors are not under the direct control of the Company and install and support the product lines of a number of companies. In addition, the co-marketers, remarketers and distributors are not subject to any minimum purchase requirements and can discontinue marketing the Company's products at any time without cause. The consulting and systems integration companies may also sell or co-market potentially competitive products. Accordingly, the Company must compete for the focus and sales efforts of these third party entities. Additionally, selling through indirect channels may limit the Company's contacts with its customers, potentially hindering its ability to accurately forecast sales and revenue, evaluate customer satisfaction and recognize emerging customer requirements. There can be no assurance that co-marketers, remarketers and distributors will continue to distribute or recommend the Company's products or do so successfully, or that the Company will succeed in increasing the use of these indirect channels profitably. There can also be no assurance that one or more of these companies will not begin to market products in competition with the Company. The termination of one or more of these relationships or the failure of the Company to establish additional relationships could adversely affect the Company's business, operating results and financial condition.

          The Company's strategy of marketing its products directly to end-users and indirectly through remarketers and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channel conflicts will not materially adversely affect its relationships with existing remarketers and distributors or adversely affect its ability to attract new remarketers and distributors.

   Need To Expand Marketing And Distribution Channels. The Company sells its products both through its direct sales organization and through remarketers and distributors. Part of the Company's strategy is to increase its use of remarketers and distributors to sell its products internationally and to expand its existing co-marketing relationships and establish new relationships with other consulting and systems integration companies. The Company is also seeking to expand its existing international direct sales force in order to take advantage of international growth opportunities. The Company's ability to achieve revenue growth in the future will depend on its success in recruiting and training sufficient direct sales personnel and attracting and retaining qualified remarketers and distributors. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, and there can be no assurance that the Company will be able to expand successfully its direct sales force or other remarketing and distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other remarketing and distribution channels could materially and adversely affect the Company's business, operating results and financial condition.

   Emerging Markets For Call Center Customer Interaction Software; Dependence On Increased Use Of Products By Existing Customers. The market for call center customer interaction software is relatively new and is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting call center customer interaction software products on an enterprise-wide basis on the number of applications and software components developed for such use. There can be no assurance that the call center customer interaction software market will continue to grow. If this market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition could be materially and adversely affected.

          In addition, certain of the Company's larger customers have licensed the Company's software on an incremental basis and there can be no assurance that the Company's customers will expand their use of the Company's software on an enterprise-wide basis or license new or enhanced software products introduced by the Company. The failure of the Company's software to perform according to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the ability of the Company to increase revenues from existing customers.

   Rapid Technological Change. The call center customer interaction software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards, any of which can render existing products obsolete and unmarketable. As a result, the Company's position in its existing markets or other markets that it may enter could diminish rapidly by product advancements. The life cycles of the Company's products are difficult to estimate. The Company's product development and testing efforts are expected to require, from time to time, substantial investments by the Company and there can be no assurance that it will have sufficient resources to make the necessary investments. The Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of such platforms. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to its existing products and new products on a timely basis that keep pace with technological developments, changing customer requirements and evolving industry standards. The success of the Company's products may also depend, in part, on its ability to introduce products which are compatible with the Internet, and on the broad acceptance of the Internet.

   Management Of Growth. The Company is currently experiencing a period of rapid growth that could place a significant strain on its management and other resources. The Company's senior management has not had experience in managing publicly traded companies. The Company anticipates that continued growth, if any, will require it to recruit, hire, train and retain a substantial number of new and highly skilled product development, managerial, finance, sales and marketing and support personnel. Competition for such personnel is intense and the Company expects that such competition will continue for the foreseeable future. There can be no assurance that the Company will be successful at hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially adversely affected.

   Competition. The market for telemarketing, telesales and customer service software is intensely competitive, rapidly evolving and highly sensitive to new product introductions or enhancements and marketing efforts by industry participants. The Company competes with a large number of competitors ranging from internal information systems departments to packaged software application vendors. The Company believes that as the United States and international software markets continue to grow, a number of new vendors will enter the market and existing competitors and new market entrants will attempt to develop applications targeting additional markets. Competitors have established and may in the future establish cooperative relationships or alliances which may increase their ability to provide superior software solutions or services. In addition, consolidation within the call center customer interaction software industry could create new or stronger competitors.

          Increased competition resulting from new entrants, consolidation of the call center customer interaction software industry, cooperative relationships or alliances could result in price reductions, reduced operating income or loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, service, support and other resources, generate
higher revenues and have greater name recognition than the Company.   There can
be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by it or adapt more quickly that the Company to new technologies, evolving industry trends or changing client requirements. There can be no assurance that the Company will be able to compete effectively against current or future competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, operating results or financial condition.

   Risks Associated With International Operations. International operations accounted for approximately 28%, 38% and 26% of total revenues for 1994, 1995 and 1996, respectively. The Company intends to expand its international sales activity, which will require significant management attention and financial resources and will require the Company to establish additional foreign operations and hire additional personnel. As of June 30, 1997 the Company employed 25 employees who are based in Europe. The Company has an office located in London, England. There can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, operating results or financial condition could be materially adversely affected. The Company's international sales are currently denominated in U.S. dollars with respect to sales outside of the United Kingdom and Europe, and generally in pounds sterling with respect to sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar or pound sterling relative to other currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of other risks, including potentially longer payment cycles and difficulties in collecting international accounts receivable, difficulties in enforcement of contractual obligations and intellectual property rights, potentially adverse tax consequences, increased costs associated with maintaining international marketing efforts, costs of localizing products for foreign markets, tariffs, duties and other trade barriers, adverse changes in regulatory requirements, possible recessionary economies outside of the United States and political and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on its business, operating results or financial condition.

   Increased Use Of Third-Party Development Tools. The Company's EDGE products include application development tools which are used to build and modify applications. If third-party application development tools become more widely used as a result of technological advances or customer requirements, the Company could be required to make greater use of third-party tools in the future, and to enter into license arrangements with such third parties, which could result in higher royalty payments, a loss of product differentiation and delays. Such effects or the inability of the Company to enter into commercially reasonable licenses could have a material adverse effect on the Company's business, operating results or financial condition.

          In addition to the "Factors That May Affect Future Results" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the "Risk Factors" section of the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission, which became effective July 30, 1997 (Registration No. 333-22923).

PART II:  OTHER INFORMATION

 Item 1:  Legal Proceedings:

            Not Applicable.

 Item 2:  Changes in Securities:

            Not Applicable.

 Item 3:  Defaults upon Senior Securities:

            Not Applicable.

 Item 4:  Submission of Matters to a Vote of Security Holders:

            The 1997 Annual Meeting of Shareholders of the Company was held on April 2, 1997 (the "Annual Meeting"). The following matters were submitted for shareholder approval at the Annual Meeting with the voting results as indicated:

                1.  Election of Directors:

                    Name of Nominee             Votes For      Votes Against
                    ---------------             ---------      -------------
                    Albert R. Subbloie, Jr.     2,204,624            0
                    Gary R. Martino             2,204,624            0
                    Andrei Poludnewycz          2,204,624            0
                    Paul J. Schmidt             2,204,624            0
                    Donald P. Miller            2,204,624            0
                    Thomas F. Hill              2,204,624            0
                    David J. Callard            2,204,624            0

               2. Adoption of the proposed amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 shares to 20,000,000 shares:


                    Votes For         Votes Against          Abstentions
                    ---------         -------------          -----------
                    2,204,624            - 0 -                 - 0 -

               3. Adoption of the Amended and Restated Certificate of Incorporation to become effective following the closing of the Company's initial public offering of common stock:

                    Votes For         Votes Against          Abstentions
                    ---------         -------------          -----------
                    2,204,624            - 0 -                 - 0 -

               4. Adoption of the Information Management Associates, Inc. Employee Stock Purchase Plan:

                    Votes For         Votes Against          Abstentions
                    ---------         -------------          -----------
                    2,204,624            - 0 -                 - 0 -

               5. Adoption of the proposed amendments to each of the Amended and Restated Information Management Associates, Inc. 1991 Stock Option Plan; the Information Management Associates, Inc. 1996 Employee and Consultant Stock Option Plan; and the Information Management Associates, Inc. 1996 Non-Employee Directors Stock Option Plan:

                    Votes For         Votes Against          Abstentions
                    ---------         -------------          -----------
                    2,204,624            - 0 -                 - 0 -

               6. Ratification of the appointment of Arthur Andersen LLP as independent public accountants for fiscal year 1997.

                    Votes For         Votes Against          Abstentions
                    ---------         -------------          -----------
                    2,204,624            - 0 -                 - 0 -

Item 5:  Other Information:

                Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     11.1   Statement re: Computation of Per Share Earnings

                     27.1   Financial Data Schedule

                (b)  Reports on Form 8-K

                     Not Applicable.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Signature                                                Title
                               ---------                                                -----

Dated:  August 14, 1997      /s/ Albert R. Subbloie, Jr.                  President, Chief Executive Officer and
                           ----------------------------------                Director (Principal Executive Officer)
                              Albert R. Subbloie, Jr.



Dated:  August 14, 1997      /s/ Gary R. Martino                          Chairman of the Board of Directors,
                           ----------------------------------                Chief Financial Officer, Treasurer
                              Gary R. Martino                                and Director (Principal Financial
                                                                             and Accounting Officer)

                                 EXHIBIT INDEX


    EXHIBIT
    NO.         DESCRIPTION
    ---         -----------
    11.1        Statement re: Computation of Per Share Earnings

    27.1        Financial Data Schedule