Form 10-Q
period 1997-09-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1997-11-14
CIK 871696

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ________________ to _______________

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

                             YES  X    NO
                                -----    -----

The number of shares of the Registrant's Common Stock, no par value, outstanding on November 10, 1997 was 9,218,946.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
PART I:       FINANCIAL INFORMATION

    Item 1:   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1997 and                                3
              December 31, 1996

              Condensed Consolidated Statements of Operations for the                                           4
              Three and Nine Months Ended September 30, 1997 and 1996

              Condensed Consolidated Statements of Cash Flows for the Nine                                      5
              Months Ended September 30, 1997 and 1996

              Notes to Condensed Consolidated Financial Statements                                              6

    Item 2:   Management's Discussion and Analysis of Financial Condition                                       7
              and Results of Operations

PART II:      OTHER INFORMATION

    Item 1:   Legal Proceedings                                                                               17

    Item 2:   Changes in Securities and Use of Proceeds                                                       17

    Item 3:   Defaults upon Senior Securities                                                                 19

    Item 4:   Submission of Matters to a Vote of Security Holders                                             19

    Item 5:   Other Information                                                                               19

    Item 6:   Exhibits and Reports on Form 8-K                                                                19

    Signatures                                                                                                20

ITEM 1:       FINANCIAL STATEMENTS


             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             September 30,           December 31,
                                                                                                  1997                   1996
                                                                                             -------------           -----------
                                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................................        $ 24,309                $  3,073
     Accounts receivable, net ..........................................................          12,633                  10,473
     Other current assets ..............................................................           1,476                     232
                                                                                                --------                --------
         Total current assets ..........................................................          38,418                  13,778
Equipment, net .........................................................................           2,251                   2,222
Notes receivable from officers .........................................................               -                     572
Other assets, net ......................................................................             621                     709
                                                                                                --------                --------
                                                                                                $ 41,290                $ 17,281
                                                                                                ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank line of credit and current maturities of long-term debt ......................        $    243                $  5,444
     Accounts payable and accrued liabilities ..........................................           3,915                   5,419
     Deferred revenues .................................................................           1,815                   1,705
                                                                                                --------                --------
         Total current liabilities .....................................................           5,973                  12,568
                                                                                                --------                --------

Term note payable to bank, less current maturities .....................................              -                    2,417
                                                                                                --------                --------

Long term debt and other long-term liabilities .........................................             661                     906
                                                                                                --------                --------

Preferred stock, undesignated, no par value, 500,000 shares authorized: Series A senior redeemable convertible preferred stock, $1,000 stated value; 4,500 shares authorized, issued and outstanding (liquidation value of $5,169
        at December 31, 1996) ..........................................................               -                   5,145
      Series B senior redeemable convertible preferred stock, $1,000 stated value; 4,350 shares authorized, issued and outstanding (liquidation value of $4,408
        at December 31, 1996) ..........................................................               -                   4,286
                                                                                                --------                --------
         Total preferred stock .........................................................               -                   9,431
                                                                                                --------                --------

Redeemable common stock warrants .......................................................               -                   2,865
                                                                                                --------                --------

Shareholders' equity (deficit):
Common stock, no par value; 9,218,946 shares outstanding at September 30, 1997 and
    4,293,379 shares outstanding at December 31, 1996...................................          50,975                   5,795
Cumulative translation adjustment ......................................................            (153)                     (9)
Accumulated deficit ....................................................................         (16,166)                (16,692)
                                                                                                --------                --------

         Total shareholders' equity (deficit) ..........................................          34,656                 (10,906)
                                                                                                --------                --------
                                                                                                $ 41,290                $ 17,281
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

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                       -----------------------         -------------------------
                                                                          1997         1996               1997           1996
                                                                          ----         ----               ----           ----
Revenues:
      License fees .............................................       $ 4,506      $ 2,451           $ 12,985       $  8,638
      Services and maintenance .................................         4,784        3,409             12,459         10,006
                                                                       -------      -------           --------       --------
          Total revenues .......................................         9,290        5,860             25,444         18,644
                                                                       -------      -------           --------       --------

Cost of revenues:
      Cost of license fees .....................................            68          289                209            641
      Cost of services and maintenance .........................         2,532        1,842              6,791          5,475
                                                                       -------      -------           --------       --------
          Total cost of revenues ...............................         2,600        2,131              7,000          6,116
                                                                       -------      -------           --------       --------
Gross profit ...................................................         6,690        3,729             18,444         12,528
                                                                       -------      -------           --------       --------
      Operating expenses:
      Sales and marketing ......................................         3,169        1,793              8,859          5,629
      Product development ......................................         1,552        1,471              4,648          4,765
      General and administrative ...............................         1,223        1,008              3,538          2,993
                                                                       -------      -------           --------       --------
          Total operating expenses .............................         5,944        4,272             17,045         13,387
                                                                       -------      -------           --------       --------

Operating income (loss) ........................................           746         (543)             1,399           (859)

Other income (expense) .........................................           206         (164)              (261)          (746)
                                                                       -------      -------           --------       --------

Income (loss) before provision for income taxes ................           952         (707)             1,138         (1,605)
Provision for income taxes .....................................            57          -                  159             30
                                                                       -------      -------           --------       --------
Net income (loss) ..............................................           895         (707)               979         (1,635)

Accretion of preferred stock dividends .........................           (66)         (99)              (454)          (292)
                                                                       -------      -------           --------       --------
Net income (loss) applicable to common shareholders ............       $   829      $  (806)          $    525       $ (1,927)
                                                                       =======      =======           ========        =======


Net income (loss) per share applicable to
    common shareholders ........................................           .10         (.18)               .08           (.42)
                                                                       =======      =======           ========        =======

Shares used in net income (loss) per share calculation .........     8,402,837    4,566,073          6,245,955      4,566,073
                                                                     =========    =========          =========      =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                      ------------------------------

                                                                                                          1997              1996
                                                                                                          ----              ----
Cash Flows from Operating Activities:
  Net income (loss) ......................................................................            $    979          $ (1,635)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Used In
      Operating Activities:
  Depreciation and amortization ..........................................................               1,070               749
  Changes in Operating Assets and Liabilities:
    Accounts receivable, net .............................................................              (2,160)           (1,555)
    Other current assets .................................................................              (1,242)              121
    Notes receivable from officers .......................................................                 570              (393)
    Other assets, net ....................................................................                  87              (327)
    Accounts payable and accrued liabilities .............................................              (1,500)              626
    Deferred revenues ....................................................................                 109              (362)
    Other long-term liabilities ..........................................................                 (49)              (46)
                                                                                                      --------          --------

         Net Cash Used in Operations .....................................................              (2,136)           (2,822)
                                                                                                      --------          --------

Cash Flows from Investing Activities:
  Acquisition of equipment ...............................................................              (1,078)             (686)
                                                                                                      --------          --------

Cash Flows from Financing Activities:
  Proceeds from initial public offering, net of issuance costs ...........................              32,411               -
  Repayment of bank term loan ............................................................              (2,500)              -
  Net proceeds from (repayment of) bank line of credit ...................................              (4,860)            2,360
  Repayment of subordinated note payable to stockholder ..................................                (252)             (250)
  Proceeds from sale leaseback ...........................................................                 -                 509
  Repayment of capital lease obligations .................................................                (205)             (467)
                                                                                                      --------          --------

         Net Cash Provided By Financing Activities .......................................              24,594             2,152
                                                                                                      --------          --------

Effect of Exchange Rate Changes ..........................................................                (144)              (29)
                                                                                                      --------          --------

Net Increase (Decrease) in Cash and Cash Equivalents ....................................               21,236            (1,385)
Cash and Cash Equivalents, beginning of period ...........................................               3,073             1,543
                                                                                                      --------          --------

Cash and Cash Equivalents, end of period .................................................            $ 24,309          $    158
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

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1.    Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc. and its wholly owned subsidiary Information Management Associates Limited (together, the "Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form S-1 Registration Statement which became effective July 30, 1997 and included in the Company's July 30, 1997 Prospectus related to its initial public offering.

      The unaudited information has been prepared on the same basis as the annual financial statements, and in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2.    Earnings Per Share

      Primary net income (loss) per share applicable to common shareholders is computed using the weighted average common shares outstanding. Had earnings per share been calculated under a fully diluted methodology for the three and nine months ended September 30, 1997, the weighted average shares and net income per share would have been 8,980,878 and 7,652,639 shares and $0.10 and $0.13, respectively for each such period. As the amounts calculated would have been antidilutive, the primary earnings per share is reflected in the accompanying consolidated statement of operations. The effect of converting the underlying convertible securities would have been antidilutive during 1996. In addition, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued at prices below the initial public offering price have been included in the calculation of weighted average number of shares outstanding.

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

      Until September 1996, the Company marketed a telemarketing software application for IBM mid-range computers called Telemar. Due to the substantial growth in EDGE software license fees and client/server open system software market opportunities, the Company elected to focus exclusively on its EDGE products and sold Telemar and certain related assets and liabilities on September 1, 1996. Currently, all of the Company's revenues are attributable to the licensing of EDGE products and the provision of professional consulting, technical support and maintenance services relating to EDGE. The Company currently expects that the licensing of EDGE products and the provision of such related services will account for substantially all of the Company's revenues for the foreseeable future.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. Statements in the following discussion which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, and statements as to product compatibility, design, features, functionality and performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those expressed in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

     RESULTS OF OPERATIONS

      The following table sets forth the percentages of total revenues for certain items in the Company's Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1996 and 1997.

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                         -------------------------   -------------------------
                                                            1997          1996          1997          1996
                                                            ----          ----          ----          ----
                                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues:
    License fees:
        EDGE product line ............................      48.5%         41.1%         51.0%         41.8%
        Telemar product line .........................        -            0.7            -            4.5
                                                           -----         -----         -----         -----
              Total license fees .....................      48.5          41.8          51.0          46.3
                                                           -----         -----         -----         -----
    Services and maintenance:
        EDGE product line ............................      51.5          50.7          49.0          45.1
        Telemar product line .........................        -            7.5            -            8.6
                                                           -----         -----         -----         -----
              Total services and maintenance .........      51.5          58.2          49.0          53.7
                                                           -----         -----         -----         -----
                  Total revenues .....................     100.0         100.0         100.0         100.0
                                                           -----         -----         -----         -----

Cost of revenues:
     License fees ....................................       0.7           4.9           0.8           3.4
     Services and maintenance ........................      27.3          31.4          26.7          29.4
                                                           -----         -----         -----         -----
        Total cost of revenues .......................      28.0          36.3          27.5          32.8
                                                           -----         -----         -----         -----
Gross profit .........................................      72.0          63.7          72.5          67.2
                                                           -----         -----         -----         -----

Operating expenses:
     Sales and marketing .............................      34.1          30.6          34.8          30.2
     Product development .............................      16.7          25.1          18.3          25.5
     General and administrative ......................      13.2          17.2          13.9          16.1
                                                           -----         -----         -----         -----
        Total operating expenses .....................      64.0          72.9          67.0          71.8
                                                           -----         -----         -----         -----
Operating income (loss) ..............................       8.0          (9.2)          5.5          (4.6)
Other income (expense) ...............................       2.2          (2.8)         (1.0)         (4.0)
                                                           -----         -----         -----         -----
Income (loss) before provision for income taxes ......      10.2         (12.0)          4.5          (8.6)
Provision for income taxes ...........................       0.6            -            0.7           0.2
                                                           -----         -----         -----         -----

Net income (loss) ....................................       9.6%        (12.0)%         3.8%         (8.8)%
                                                           =====         =====         =====         =====

      The following table sets forth for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                         -------------------------   -------------------------
                                                            1997          1996          1997          1996
                                                            ----          ----          ----          ----
     Cost of license fees  ...........................       1.5%         11.8%          1.6%          7.4%
     Cost of services and maintenance ................      52.9%         54.0%         54.5%         54.7%

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997

Revenues

     License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees increased 83.8% from $2.5 million, or 41.8% of total revenues, in the quarter ended September 30, 1996 to $4.5 million, or 48.5% of revenues, in the quarter ended September 30, 1997. EDGE license fees increased 87.0% from $2.4 million in the quarter ended September 30, 1996 to $4.5 million in the quarter ended September 30, 1997. The increase in EDGE license fees was primarily attributable to an increase in the average size of customer licenses, increased market awareness and acceptance of the EDGE products and increased productivity resulting from expansion of the Company's sales and marketing organization. Telemar license fees decreased from $42,000 in the quarter ended September 30, 1996 to $0 in the quarter ended September 30, 1997 due to the sale of the Telemar product line in September 1996.

     Services And Maintenance. Service and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance increased by 40.3% from $3.4 million, or 58.2% of total revenues, in the quarter ended September 30, 1996 to $4.8 million, or 51.5% of total revenues, in the quarter ended September 30, 1997. EDGE services and maintenance increased 61.1% from $3.0 million in the quarter ended September 30, 1996 to $4.8 million in the quarter ended September 30, 1997. The increase in EDGE services and maintenance was primarily attributable to the significant increase in EDGE software licenses. Telemar services and maintenance fees decreased from $439,000 in the quarter ended September 30, 1996 to $0 in the quarter ended September 30, 1997 due to the sale of the Telemar product line in September 1996.

Cost Of Revenues

     Cost Of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees decreased 76.5% from $289,000, or 11.8% of the related license revenues, in the quarter ended September 30, 1996 to $68,000, or 1.5% of the related license revenues, in the quarter ended September 30, 1997. The decrease in the cost of license fees from 1996 to 1997 was attributable to a decrease in the cost of third party products resold by the Company, the elimination of certain salaries and a decrease in the use of computer supplies relating to the Telemar product line which the Company sold in September 1996.

     Cost Of Services And Maintenance. Cost of services and maintenance consists primarily of salaries, wages, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 37.5% from $1.8 million, or 54.0% of service and maintenance revenues, in the quarter ended September 30, 1996 to $2.5 million, or 52.9% of service and maintenance revenues, in the quarter ended September 30, 1997. The increase in cost of services and maintenance in the quarter ended September 30, 1997 was primarily attributable to the hiring of new client service staff.

Operating Expenses

     Sales And Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 76.7% from $1.8 million, or 30.6% of revenues, in the quarter ended September 30, 1996 to $3.2 million, or 34.1% of revenues, in the quarter ended September 30, 1997. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

     Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 5.5% from $1.5 million, or 25.1% of revenues, in the quarter ended September 30, 1996 to $1.6 million, or 16.7% of revenues, in the quarter ended September 30, 1997. The increase in product development expense in the quarter ended September 30, 1997 was primarily due to the hiring of new EDGE development staff. No further Telemar product development costs were incurred after September 1996.

     General And Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 21.3% from $1.0 million, or 17.2% of revenues, in the quarter ended September 30, 1996 to $1.2 million, or 13.2% of revenues, in the quarter ended September 30, 1997. The increase in general and administrative expenses during these periods was due to the addition of accounting and administrative staff to support the growth of the Company's business and increase in the Company's general reserves.

     Other Income (Expense). Other income (expense) consists of interest expense on debt and equipment financing less interest earned on cash and the promissory note entered into in connection with the sale of Telemar and the gain on the sale of Telemar. Other income (expense) went from an expense of $164,000 in the quarter ended September 30, 1996 to income of $206,000 in the quarter ended September 30, 1997 primarily due to higher interest income netted against interest expense and gain on the sale of Telemar.

     Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $0 in the quarter ended September 30, 1996 to $57,000 in the quarter ended September 30, 1997. The increase in provision for income taxes is primarily attributable to an increase in state income taxes and federal alternative minimum income taxes. At September 30, 1997, the Company had approximately $7.8 million of U.S. Federal net operating loss carryforwards and approximately $1.9 million of state net operating loss carryforwards, which can be used, subject to certain limitations, to offset future taxable income. The U.S. Federal net operating loss carryforwards expire through 2011 and the state net operating loss carryforwards expire through 2001. The sale of common stock by the Company and the selling shareholders in the initial public offering caused an annual limitation on the use of net operating loss carryforwards of approximately $4.7 million pursuant to the "change in control" provisions of Section 382 of the Internal Revenue Code.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997

Revenues

     License Fees. Total license fees increased 50.3% from $8.6 million, or 46.3% of total revenues, for the nine months ended September 30, 1996 to $13.0 million, or 51.0% of total revenues, for the nine months ended September 30, 1997. EDGE license fees increased 66.6% from $7.8 million for the nine months ended September 30, 1996 to $13.0 million for the nine months ended September 30, 1997. The increase in EDGE license fees was primarily attributable to an increase in the average size of customer licenses, increased market awareness and acceptance of the EDGE products and increased productivity resulting from expansion of the Company's sales and marketing organization. Telemar license fees decreased from $843,000 for the nine months ended September 30, 1996 to $0 for the nine months ended September 30, 1997 due to the sale of the Telemar product line in September 1996.

     Services And Maintenance. Services and maintenance revenues increased 24.5% from $10.0 million, or 53.7% of total revenues, in the nine months ended September 30, 1996 to $12.5 million, or 49.0% of total revenues, for the nine months ended September 30, 1997. EDGE services and maintenance revenues increased 48.4% from $8.4 million in the nine months ended September 30, 1996 to $12.5 million for the nine months ended September 30, 1997. The increase in EDGE services and maintenance revenues in the nine months ended September 30, 1997 was primarily attributable to the significant increase in EDGE software licenses. Telemar services and maintenance revenues decreased from $1.6 million for the nine months ended September 30, 1996 to $0 for the nine months ended September 30, 1997 due to the sale of the Telemar product line in September 1996.

Cost Of Revenues

     Cost Of License Fees. Cost of license fees decreased 67.4% from $641,000 or 7.4% of the related license revenues, in the nine months ended September 30, 1996 to $209,000 or 1.6% of the related license revenues, for the nine months ended September 30, 1997. The decrease in the cost of license fees from 1996 to 1997 was attributable to a decrease in the cost of third party products resold by the Company, the elimination of certain salaries and a decrease in the use of computer supplies relating to the Telemar product line which the Company sold in September 1996.

     Cost Of Services And Maintenance. The cost of services and maintenance increased 24.0% from $5.5 million, or 54.7% of service and maintenance revenues, in the nine months ended September 30, 1996 to $6.8 million, or 54.5% of service and maintenance revenues, for the nine months ended September 30, 1997. The cost of services and maintenance increased for the nine months ended September 30, 1997 which was primarily attributable to the hiring of new client service staff.

Operating Expenses

     Sales And Marketing. Sales and marketing expenses increased by 57.4% from $5.6 million, or 30.2% of revenues, in the nine months ended September 30, 1996 to $8.9 million, or 34.8% of revenues, for the nine months ended September 30, 1997. The increase in sales and marketing expense was primarily related to hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

     Product Development. Product development expenses decreased 2.5% from $4.8 million, or 25.6% of revenues, for the nine months ended September 30, 1996, to $4.6 million, or 18.3% of revenues, for the nine months ended September 30, 1997. The reduction of product development expense was primarily attributable to the sale of the Telemar product line in September 1996 after which date no Telemar product development costs were incurred.

     General And Administrative. General and administrative expenses increased 18.2% from $3.0 million, or 16.1% of revenues, for the nine months ended September 30, 1996, to $3.5 million, or 13.9% of revenues, for the nine months ended September 30, 1997. The increase in general and administrative expenses during these periods was due to the addition of accounting, administrative and legal staff to support the growth of the Company's business and increase in Company's general reserves.

     Other Income (Expense). Other income (expense) consists of interest expense on debt and equipment financing less interest earned on cash and the promissory note entered into in connection with the sale of Telemar and the gain on the sale of Telemar. Other expense decreased by 65.0% from $746,000 for the nine months ended September 30, 1996 to $261,000 for the nine months ended September 30, 1997. The reduction in other expense was primarily due to higher interest income netted against interest expense.

     Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased 430% from $30,000 for the nine months ended September 30, 1996 to $159,000 for the nine months ended September 30, 1997. The increase in provision for income taxes is primarily attributable to an increase in international withholding taxes.

 Liquidity And Capital Resources

               At September 30, 1997, the Company had $24.3 million in cash and $12.6 million in accounts receivable. For the nine months ended September 30, 1997, the Company used net cash of $2.1 million in operating activities, which was primarily attributable to net income of $979,000, depreciation, amortization and other non-cash charges of $1.1 million and a decrease in notes receivable from officers of $570,000 offset by an increase in accounts receivable of $2.2 million, an increase in other current assets of $1.2 million and a decrease in accounts payable and accrued expenses of $1.5 million. The fluctuations in operating assets and liabilities were due primarily to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

               For the nine months ended September 30, 1997, the Company's primary investing activities consisted of $1.1 million of purchases of computer and office equipment to support the Company's expanding employee base. For the nine months ended September 30, 1997, the Company made capital equipment lease repayments of $205,000.

               In August 1997, the Company completed its initial public offering of 3,900,000 shares of its common stock, of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were sold by certain selling shareholders, which provided net proceeds to the Company, after underwriting discounts and expenses, of $32.4 million. The Company used $7.4 million to repay in full the principal indebtedness under the Loan and Security Agreement dated October 26, 1995, as amended between the Company and People's Bank. In addition, the Company used $252,000 of the net proceeds of the offering to repay in full a note payable to Wand/IMA Investments, L.P. The Loan and Security Agreement provides for a $6.0 million Line of Credit which expires on February 1, 1998 and bears interest at a floating rate which was 9.5% per annum at September 30, 1997.

               The Company anticipates that the proceeds from its initial public offering, together with other existing sources of working capital, will be sufficient to meet the Company's projected working capital and other cash requirements for the foreseeable future. The Company's future operating and capital requirements will depend on numerous factors, including the Company's internal research and development programs, the level of resources the Company devotes to marketing and sales activities, advances in technology and the successful development and introduction of new products.

Factors That May Affect Future Results

      In addition to the other information in this Form 10-Q, readers should carefully consider the following factors in evaluating the Company and its business. Statements in this Form 10-Q which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, and statements as to product compatibility, design, features, functionality and performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those expressed in these forward-looking statements as a result of numerous factors, including those set forth below, and elsewhere in this Form 10-Q.

      History Of Operating Losses; Uncertainty Of Future Operating Results. The Company incurred significant net operating losses in each of 1992, 1993, 1994 and 1995 and had an accumulated deficit of $16.2 million as of September 30, 1997. The Company's operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

      Fluctuations In Quarterly Performance. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis; the demand for the Company's products; the lengthy sales cycle for full implementation of its products; the size, timing and contractual terms of significant orders; the timing and significance of product enhancements and new product announcements by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; customer order deferrals in anticipation of enhancements or new products; changes in the mix of products and services sold; changes in the amount of revenue attributable to domestic and international sales; changes in foreign currency exchange rates; the level of product and price competition; cancellations or non-renewals of licenses or maintenance agreements; investments to develop marketing and distribution channels; or changes in the level of operating expenses. The Company is dependent upon obtaining orders in any given quarter for delivery in that quarter in order to achieve its quarterly revenue objectives. The timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery, post-delivery obligations and customer acceptance. A significant portion of the Company's revenues in any quarter is typically derived from non-recurring, large license fees received from a relatively small number of customers. Although particular customers may vary from quarter to quarter, the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any quarter for the foreseeable future. Therefore, the loss, deferral or cancellation of a contract, or a failure of a customer to honor its contractual obligations (and for which the Company's reserves and allowances may be inadequate), could have a significant impact on the Company's operating results in a particular quarter. Conversely, to the extent that significant sales occur earlier than expected, operating results for subsequent three months may be adversely affected. In addition, the Company's business has experienced and is expected to continue to experience seasonality, with stronger demand during the three months ending in June and December than during the three months ending in March and September, and a substantial portion of orders being received in the last month or weeks of any given quarter.

               Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed for the short term. If revenue levels are below expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

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

               Depending on the contract terms and conditions, licensing fees are recognized upon delivery of the product if no customer acceptance conditions or significant post-delivery obligations remain and collection of the resulting receivable is probable. However, if post-delivery obligations exist, or if the product is subject to customer acceptance, revenue will be deferred until no significant Company obligations exist or acceptance has occurred. In the past some customers have failed to honor their contractual obligations by delaying payments of a portion of license fees until implementation was complete and in some cases have disputed the license and consulting fees charged. There can be no assurance that the Company will not experience delays, cancellations or disputes regarding payment in the future, which could have a material adverse effect on the Company's business, operating results and financial condition and cause its quarterly operating results to vary significantly in the future.

      Dependence On Proprietary Technology. The Company's success and ability to compete is dependent in part upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect its proprietary rights. The Company typically enters into confidentiality or license agreements with its employees, distributors, clients and potential clients, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that these steps will be adequate to deter misappropriation or independent third-party development of its technology or to prevent an unauthorized third party from obtaining or using information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software product exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, the use of patents to protect software has increased, and there can be no assurance that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in the Company's favor. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. Any infringement claims resolved against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, litigation may be necessary in the future to protect the Company's trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the company's business, operating results and financial condition.

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

                  The Company's strategy of marketing its products directly to end-users and indirectly through remarketers and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that distribution channel conflicts will not materially adversely affect its relationships with existing remarketers and distributors or adversely affect its ability to attract new remarketers and distributors.

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

     Emerging Markets For Call Center Customer Interaction Software; Dependence On Increased Use Of Products By Existing Customers. The market for call center customer interaction software is relatively new and is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting call center customer interaction software products on an enterprise-wide basis and on the number of applications and software components developed for such use. There can be no assurance that the call center customer interaction software market will continue to grow. If this market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition could be materially and adversely affected.

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

                  Increased competition resulting from new entrants, consolidation of the call center customer interaction software industry, cooperative relationships or alliances could result in price reductions, reduced operating income or loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, service, support and other resources, generate higher revenues and have greater name recognition than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by it or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. There can be no assurance that the Company will be able to compete effectively against current or future competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, operating results or financial condition.

     Risks Associated With International Operations. International operations accounted for approximately 28%, 38% and 26% of total revenues for 1994, 1995 and 1996, respectively. The Company intends to expand its international sales activity, which will require significant management attention and financial resources and will require the Company to establish additional foreign operations and hire additional personnel. As of September 30, 1997 the Company employed 28 employees who are based in Europe. The Company has an office located in London, England. There can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, operating results or financial condition could be materially adversely affected. The Company's international sales are currently denominated in U.S. dollars with respect to sales outside of the United Kingdom and Europe, and generally in pounds sterling with respect to sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar or pound sterling relative to other currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of other risks, including potentially longer payment cycles and difficulties in collecting international accounts receivable, difficulties in enforcement of contractual obligations and intellectual property rights, potentially adverse tax consequences, increased costs associated with maintaining international marketing efforts, costs of localizing products for foreign markets, tariffs, duties and other trade barriers, adverse changes in regulatory requirements, possible recessionary economies outside of the United States and political and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on its business, operating results or financial condition.

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

PART II:   OTHER INFORMATION:

    Item 1:    Legal Proceedings:

                 Not Applicable.

    Item 2:    Changes in Securities and Use of Proceeds:

                 (a) In August 1997, the Company completed its initial public offering of 3,900,000 shares of common stock, no par value (the "IPO"), of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were sold by certain selling shareholders. In connection with the completion of the IPO, the Company adopted a fully amended and restated Certificate of Incorporation, effective on August 6, 1997, and fully amended and restated By-laws, effective immediately upon the closing of the IPO.

                 (b) Not Applicable.

                 (c) Not Applicable.

                 (d) Use of Proceeds

                     (1) The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-22923, which was declared effective by the Securities and Exchange Commission on July 30, 1997.

                     (2) The offering pursuant to the Registration Statement on July 30, 1997.

                     (3)   (i)   The offering has terminated but did not do so
                                 before the sale of all securities registered pursuant to the Registration Statement other than the underwriters over-allotment option for 585,000 shares which was not exercised.
                           (ii)  The managing underwriters of the offering were
                                 Alex. Brown & Sons Incorporated, Robertson,
                                 Stephens & Company LLC and SoundView Financial
                                 Group, Inc.
                           (iii) Pursuant to the Registration Statement, the
                                 Company registered its common stock, no par value.
                           (iv)  The Company and selling shareholders registered
                                 and sold shares of common stock of the Company at $13.00 per share, prior to any underwriting discounts or commissions, as follows:


                                                             Aggregate                       Aggregate
                                                             Offering                        Offering
                                                             Price of                        Price of
                                              Amount          Amount                          Amount
    Name                                    Registered      Registered       Amount Sold       Sold
-----------------------------              ------------  -----------------  -------------   -----------
Company                                     2,800,000       $36,400,000       2,800,000     $36,400,000

Wand Group                                    880,000       $11,440,000         600,000      $7,800,000

Albert R. Subbloie, Jr.                       126,000        $1,638,000          66,000        $858,000

Gary R. Martino                               126,000        $1,638,000          66,000        $858,000

Andrei Poludnewycz                             82,977        $1,078,701          43,602        $566,826

Paul J. Schmidt                                33,750          $438,750          15,000        $195,000

Thomas F. Hill                                 12,000          $156,000           6,000         $78,000

Donald P. Miller                                2,500           $32,500           2,500         $32,500

Mercury Asset Management plc                   66,250          $861,250          33,125        $430,625

James H. Coffman, Jr.                         209,902        $2,728,726         209,902      $2,728,726

Michael Herelehy                               22,500          $292,500           7,500         $97,500

Joseph Niciforo                                22,500          $292,500           7,500         $97,500

Joseph R. LeMay, Jr.                           11,250          $146,250           3,750         $48,750

Thomas Pedersen                                28,867          $375,271          28,867        $375,271

William and Marylee Trousdale                   5,625           $73,125           1,875         $24,375

Floyd Donahue                                   5,625           $73,125           1,875         $24,375

Charles Heller                                  2,250           $29,250             750          $9,750

Craig Lund                                      5,782           $75,166           2,877         $37,401

Robert Geissman                                 5,782           $75,166           2,877         $37,401

James S. Aufdemberge                           15,000          $195,000               0              $0

Paul G. Frederick                               8,625          $112,125               0              $0

James E. Anderson                                 565            $7,345               0              $0

David G. Caldeira                               7,500           $97,500               0              $0

Michael P. McGroarty                            3,750           $48,750               0              $0


                                      18













                          (v) From July 30, 1997 to September 30, 1997, the Company incurred $4,045,000 of total expenses in connection with the offering as follows:
                                 1. $2,548,000 in underwriting discounts and commissions; and
                                 2. $1,501,000 in other expenses (not including finders fees or expenses paid to or for the underwriters).
                                 All of such expenses were direct or indirect payments to unaffiliated third parties.
                          (vi) The net offering proceeds to the Company after deducting total expenses in clause (v) above were $32,351,000.
                          (vii) The Company used the net offering proceeds, in direct or indirect payments to unaffiliated third parties, as follows:
                                 1. approximately $7,360,000 for repayment of indebtedness;
                                 2.  approximately $3,739,000 for working
                                     capital;
                                 3.  approximately $21,000,000 for temporary
                                     investments primarily in commercial paper;
                                     and
                                 4. approximately $142,000 for the acquisition of equipment.
                                 The Company used $252,000 of the net offering proceeds to repay in full a note payable to Wand/IMA Investments, L.P., a beneficial owner of more than ten percent of the issued and outstanding shares of common stock of the Company.

                                 Each of these amounts is a reasonable estimate of the amount of the net offering proceeds so applied.
                          (viii) The use of proceeds in clause (vii) does not
                                 represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

    Item 3:    Defaults upon Senior Securities:

                 Not Applicable.

    Item 4:    Submission of Matters to a Vote of Security Holders:

                 Not Applicable.

    Item 5:    Other Information:

                 Not Applicable.

    Item 6:    Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     3.1 Amended and Restated Certificate of Incorporation of the Registrant, effective August 6, 1997.*

                     3.2 Amended and Restated By-laws of the Registrant, effective upon the closing of the Registrant's initial public offering of common stock.*

                     27.1      Financial Data Schedule.

                     * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, File No. 333-22923.

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


                                  Signature                                             Title
                                  ---------                                             -----
Dated:  November 14, 1997  /s/ Albert R. Subbloie, Jr.                President, Chief Executive Officer and
                          ------------------------------------          Director (Principal Executive Officer)
                           Albert R. Subbloie, Jr.

Dated:  November 14, 1997  /s/ Gary R. Martino                        Chairman of the Board of Directors,
                          ------------------------------------          Chief Financial Officer, Treasurer
                           Gary R. Martino                              and Director (Principal Financial
                                                                        and Accounting Officer)
