Form 10-K
period 1997-12-31
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1998-03-30
CIK 871696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


          [  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended:  December 31, 1997

          [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to

                        COMMISSION FILE NUMBER: 001-13211

                     INFORMATION MANAGEMENT ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

               Connecticut                               06-1289928
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                         One Corporate Drive, Suite 414
                                Shelton, CT 06484
              (Address and Zip Code of principal executive offices)

                                 (203) 925-6800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
          (Title of Class)                                   no par value
                                                             per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   / X /               No   /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 1998: $43,963,100

        Number of shares outstanding as of February 27, 1998:  9,400,570

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its Annual Meeting of Stockholders presently scheduled for May 14, 1998 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

ITEM 1.  BUSINESS                                                1

ITEM 2.  PROPERTIES                                             13

ITEM 3.  LEGAL PROCEEDINGS                                      14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                14

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT                       14

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                            17

ITEM 6.  SELECTED FINANCIAL DATA                                19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                            36, F-1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            36, F-1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                               36, 37

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                             37

ITEM 11. EXECUTIVE COMPENSATION                                 37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                         37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         37

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K                                    37

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

The Company develops, markets and supports customer interaction software designed to increase the productivity and revenue-generating capabilities of mid-size to large-scale telephone call centers. The EDGE TeleBusiness software is a suite of applications and tools that enable businesses to automate telebusiness activities (telemarketing, telesales, account management, customer service and customer support) on an enterprise-wide basis. The Company complements its EDGE products by offering its clients professional consulting, technical support and maintenance services. EDGE has been licensed to over 225 customers in a range of industries, including teleservices outsourcing, telecommunications and financial services. Customers include AT&T Corp., Belgacom, S.A., Bose Corporation, ING Bank, N.V., Lloyd's Bank Plc, SITEL Corporation, Sprint PCS, United Parcel Service General Services Co. and Wells Fargo Bank, N.A.

The Company's EDGE products are designed to provide superior functionality, flexibility, integration, scalability and speed of deployment. Based upon an open systems software architecture, EDGE supports multiple hardware platforms, operating environments, database management systems, network topologies, desktop standards, and legacy system and computer-telephony middleware. The Company's products and services enable call center agents to effectively manage customer relationships through the use of the telephone, e-mail, the World Wide Web, documents and fax. The Company's products provide call center agents with real-time data and guidance needed to manage increasingly complex processes for selling products and servicing customers. For example, EDGE offers scripting to support order- taking, cross-selling and up-selling, enables agents to track and resolve customer service problems and facilitates the collection of valuable customer information that can be disseminated on an enterprise-wide basis. The Company's professional consulting, technical support and maintenance services include application development, systems integration, systems and database design and construction and software training. The Company believes that these services significantly differentiate the Company from its competitors and complement its EDGE products to provide a total solution for mid-size and large-scale call centers.

INDUSTRY BACKGROUND

Competitive pressures have intensified across many industries as a result of increased global competition, deregulation, rapid technological change and higher customer expectations. Businesses are expanding their use of telephony-based customer interaction, from initial sales and marketing activities to post-sales service and support, as a key component of their competitive efforts to increase sales, reduce costs, enhance customer service, distinguish their products and services and receive and process valuable customer information. Effective customer interaction can increase revenue, build customer loyalty and improve customer acquisition and retention while reducing costs.

In recent years, telephony-based customer interaction has become a strategic business weapon driven by decreased telecommunications costs associated with deregulation, the proliferation of toll-free 800 numbers and the introduction of new computing and telecommunications technologies, all of which have enabled businesses to develop an efficient and interactive communications medium with its existing and prospective customers.

High-volume, telephony-based customer interaction activities are conducted through call centers that are typically designed and equipped with special telecommunications and computer hardware and software. Common examples of call centers are the customer service or sales centers for outbound and inbound telemarketing, telesales, account management, customer service and support. Call centers can range in size from tens to thousands of sales or service agents. The Company defines small, mid-size and large-scale call centers based upon the number of agents dedicated to telephony-based activities in the call center. Small call centers typically have up to 50 agents, while mid-size call centers have from 50 to 250 agents and large-scale centers over 250 agents.

Initial applications of technology for call centers were primarily telephony-based and included such devices as high capacity telephone switches, predictive dialers, automatic call distributors and interactive voice response units. These technologies offered point solutions addressing only certain functions of call center management and the customer interaction process. As call centers progressed, organizations implemented solutions based on software used with legacy systems in an effort to improve the effectiveness and efficiency of call centers and customer interaction processes. These solutions were typically internally developed and mainframe-based and as such, were generally inflexible, expensive to maintain and difficult to deploy throughout a decentralized organization. Moreover, these systems did not fully integrate and leverage improvements in telephony technology, resulting in technology infrastructures that could not provide comprehensive customer interaction and call center management throughout the organization and across business processes.

Enterprises are seeking to exploit emerging technologies to improve the effectiveness and efficiency of their telebusiness operations. Distributed client/server computing environments have become increasingly commonplace, built upon a foundation of relational database platforms, object-oriented technology and wide deployment of network solutions. Customer interaction software solutions today must leverage emerging technology and offer the functionality necessary to support the broad spectrum of call center and customer interaction functions and integrate these functions with other business processes in the organization. Additionally, businesses are seeking customer interaction solutions which can be deployed and updated rapidly throughout the organization, are scalable to meet the needs of growing businesses, and seamlessly integrate and leverage telephony technology. Call center customer interaction solutions will also need to support and incorporate emerging customer interaction channels and computing platforms, such as the Internet and corporate-based intranets.

THE IMA SOLUTION

The EDGE suite of software applications and tools, coupled with the Company's comprehensive service offerings, represent a total solution designed to enable businesses to increase their productivity and revenue-generating capabilities by improving the effectiveness of their interaction with customers through telephone call centers.

The IMA solution incorporates five design tenets: functionality, flexibility, integration, scalability and speed of deployment.

Functionality. Customer calls are often three to five minute events which, when handled effectively, can have a dramatic impact on a business's ability to acquire and retain customers. The Company's products are designed to enable the user to more effectively manage the telephone conversation with the customer before, during and after the call by automating numerous call center activities, providing real-time access to customer information, and providing features such as intelligent scripting, contact management, time management, work flow management, voice/data management and other conversation management aids. In addition, EDGE provides comprehensive call center reporting tools which enable managers and supervisors to efficiently and effectively manage call center agents and marketing campaigns.

Flexibility. EDGE includes an integrated development environment that enables a business to rapidly develop or change applications relating to specific sales, marketing or service activities without disrupting live operations. EDGE allows a call center manager to tailor scripts, screen displays and workflow processes. The ability to change applications allows clients to adapt call center operations quickly in response to changing business needs such as new product sales or marketing campaigns, special customer service programs or crisis management events.

Integration. EDGE is designed to integrate seamlessly with other technologies to improve call center productivity. With its component-based open architecture, EDGE can be integrated with a wide variety of computer and telephony-based technologies and products, including telephony devices (voice response units, predictive dialers, automatic call distributors and private branch exchange technology), relational databases, legacy systems, other third-party desktop applications and facsimile technology.

Scalability. The Company's products are scalable from small single-site departmental networks to multi-site global implementations without significantly increasing the risk of system degradation. EDGE has been deployed in client configurations consisting of more than 1,000 users handling over 1,000,000 calls per month.

Speed of Deployment. The EDGE integrated development environment allows businesses to rapidly develop and deploy call center customer interaction software solutions on an enterprise-wide basis. The ability to swiftly develop and deploy applications enables the Company's clients to implement sales, marketing and service programs quickly in response to changes in the business environment.

PRODUCTS AND SERVICES

The EDGE suite of products is based on a distributed, multi-tier client/server open architecture which allows for the distinct separation of presentation, application and database layers. This architecture provides the system performance and scalability that is critical for mid-size and large-scale call centers and permits hardware, relational database and operating system independence to preserve and leverage existing information technology investments. EDGE currently supports Windows 3.X, Windows 95, Windows NT workstation clients, a wide variety of server platforms, including Unix and Windows NT, as well as database support for Microsoft SQL Server.

EDGE COMPONENT ARCHITECTURE

The EDGE Component Architecture is comprised of a Business Application Framework based on an integrated development environment and is augmented by an external technology layer designed to provide seamless integration with third-party products.

BUSINESS APPLICATION FRAMEWORK

EDGE business applications are constructed by linking together component objects in a building block approach to enable the user to perform functions required in a call center ranging from simple individual tasks to complex business processes. EDGE component objects include Call Center Objects, Customer Interaction Software Objects and Industry Objects.

Call Center Objects. Call Center Objects perform discrete functions that are used by a call center agent at many different points before, during and after a customer conversation. Call center managers and supervisors also utilize Call Center Objects to help manage call center operations and personnel. More than 75 ready-to-use Call Center Objects are available with the EDGE product, the most common of which are:

 .    Intelligent    Scripting--Provides    dynamic   screen   presentation   and
     navigational routing based on defined business rules, historical customer data and other input derived from the customer conversation.

 .    Queue Management--Provides for administration, prioritization, security and
     processing  of  user  and  system  workflow   activities  such  as  calling
     campaigns, call backs, appointments, to-do's, incidents, personal schedules and tasks.

 .    Telephony  Functions--Allows control of all telephone-related functions and interfaces such as automatic call distributors, voice response units and predictive dialers through the application.

 .    Call List Processing--Provides importing, manipulation,  sorting, selecting and loading of calls into prioritized lists, which can be managed by user, group, time of day and quota levels.

 .    Call Center Reporting--Provides  ongoing operational results for management analysis of call center activity in a variety of categories, including by agent, group, department, campaign, list and time period.

 .    Customer  Management--Allows  for  user-defined  searching,  selection  and modification of customer and company information, including system and user-defined data.

Customer Interaction Software Objects. Customer Interaction Software Objects contain a higher level of functionality than Call Center Objects and assist in the performance of more complex customer interaction processes. At present, these objects are developed by the client or by the Company's client services organization by combining Call Center Objects to create customer-specific applications using the EDGE integrated development environment. The Company has developed packaged versions of commonly used Customer Interaction Software Objects, which it markets as the AdvantEDGE Application Suite. The AdvantEDGE applications that the Company currently markets include:

 .    Account   Management--Supports   call  center   agents   during   free-form
     conversations  with  customers.   Critical  customer  information  such  as
     contacts, corporate hierarchy and profiles is combined with corporate information such as product, lead source and objection handling and is displayed in a timely manner.

 .    Lead  Management--Provides  closed-loop  lead  tracking for users to manage leads and prospects through a sales qualification process by providing list import and segmentation facilities, lead profiling and scoring, results tracking and management reporting.

 .    Telesales--Provides  graphical,   interactive  telephone  sales  and  order
     capture utilizing intelligent prompts for objection handling, cross-selling, up-selling, product and service information, campaign based pricing and order and inventory file integration.

 .    Customer  Support/Case  Processing--Allows  a user  to  track  and  resolve customer inquiries or cases in single call or multiple step resolution environments, providing closed looped case management with fast path entry, problem determination and resolution support, predefined workflows by type and category, escalation with proactive alerts and on-line status reports.

 .    Event and Seminar  Management--Allows a user to create, manage and maintain the registration of attendees of an event or seminar, track event information by occurrence, schedule, location and mileage proximity.

Industry Objects. Industry Objects are applications that combine Call Center Objects and Customer Interaction Software Objects to perform complex, typically enterprise-wide business processes according to the requirements of the particular industry in which the business operates. The Company has historically utilized its consulting services and support organization to provide individual customers with Industry Objects, but expects to package Industry Objects in the future as discrete product offerings for the Company's targeted industries.

INTEGRATED DEVELOPMENT ENVIRONMENT

The EDGE integrated graphical development environment is used to tailor EDGE applications to meet a client's specific needs. The primary components supported within the integrated development environment include:

Client/Server Development. The Company's EDGE TeleBusiness Workstation (ETW) provides a client/server graphical development tool for accessing and integrating business application framework objects and external technologies into end user applications.

Desktop Integration. The desktop integration component provides integration capabilities between EDGE applications and third-party software applications running on the desktop. The Company's Graphical EDGE Operations (GEO) product allows EDGE to support Windows on the desktop. The Company has developed and is currently testing a product to support Internet browsers.

Workflow Management. The workflow management component allows a user to develop elaborate workflow routing within the call center and enables creation, prioritization, processing and tracking of multiple customer interaction activities coordinated on a "just in time" basis between the client, its call enter and its customer. The workflow management component integrates agent and task scheduling with a variety of inbound and outbound customer touch points.

Legacy System Access. The legacy system access component is a suite of development tools which allows a user to access and update legacy system information. Legacy system information or other data may be viewed or updated from the same graphical presentation as local call center operations and management data.

Telephony. The telephony component is a series of development tools which permit a client to quickly establish a telephony interface to a particular private branch exchange, predictive dialer or voice response unit, providing, for example, the capability to capture automatic number identification/direct number identification services and route the call and relevant data to a particular agent, or to transfer voice/data from one agent to another.

Business Rules. The business rules component utilizes an intuitive graphical user interface which allows rapid integration of client business processes and practices into an application. This component enables a client to define the critical processes and tasks for qualifying, selling and servicing the client's customers. These rules become the basis of a client's customer interaction process. Business rules embody specific procedures and policies for handling each customer event in a manner consistent with the best business practices established by each client.

EXTERNAL TECHNOLOGY LAYER

The EDGE external technology layer consists of components that are designed to enable clients to link to a variety of external technologies on a real-time basis.

Desktop Links. The EDGE client component links to other desktop applications through support of dynamic data exchange (DDE), dynamic library links (DLL) and object linking and embedding (OLE). The Company has developed support capability for Microsoft's Active X.

Relational Database. EDGE supports Oracle, Informix and Sybase relational databases. Existing corporate data stored in these relational databases may be accessed and updated along with the setup and definition of new databases for management of call center data. As part of its Windows NT support strategy, the Company has developed support capability for Microsoft SQL Server.

Legacy Gateway. EDGE supports a variety of legacy system links and data access options, including 3270 access, HLLAPI, LU 6.2, IBM's MQ Series messaging middleware, UNIX InterProcess Communication (IPC) and TCP/IP Sockets.

Computer Telephony Integration. EDGE supports a variety of commonly used telephony technology, including private branch exchanges, predictive dialers, voice response units and telephony-middleware. Functionality provided through these telephony links include automatic number identification, direct number identification services, screen notification, voice/data transfer and conference, outbound preview dial, automated agent logon/logoff, agent available/unavailable, call hold, retrieve, answer and disconnect and host-based routing.

Internet Technology. The Company has developed products that support the most commonly used Internet and corporate-based intranets through Microsoft's Internet Explorer browser, Netscape's Navigator browser and Javascript as well as integration to Microsoft's Active X.

CLIENT SERVICES

The Company believes that its client services are a significant differentiating factor in its target markets and are an important component of EDGE deployments. The Company provides consulting and maintenance and technical support services to its customers, including custom application development, systems integration, systems design and construction, database design, installation, skills training, custom documentation, client help desk and software training. The Company has developed a comprehensive and standard methodology to provide continuity through a project from the initial sale to implementation of its applications. The Company's client services organization helps to develop and maintain long-term customer relationships by applying specialized knowledge of industry needs, business processes and technology to help design and provide the customer with a highly functional and flexible solution. The Company's client service department works with strategic consulting and systems integration companies to identify and provide services for large-scale service projects. The Company principally relies on distributors and remarketers to provide consulting and client support services to its international customers. As of December 31, 1997, the Company employed 95 employees in its client services organization. Services and maintenance revenues as a percentage of total revenues were 54.5%, 50.4% and 47.4% in 1995, 1996 and 1997, respectively. The Company provides the following services:

Consulting Services. The Company provides a comprehensive range of professional services for its customers including project management, business consulting, application development, implementation and integration of the Company's products with the customer's existing systems. In addition, the Company offers training programs to meet the specific needs of its customers. The Company maintains a large consulting services staff with extensive experience in the implementation and deployment of complex customer interaction solutions. The demand for the Company's consulting services has increased as the Company's product offerings have been accepted for large-scale installations. Consulting services fees are determined on a time and expense basis and training fees are generally charged on a per class or per student basis.

Maintenance and Technical Support Services. The Company's maintenance and technical support services staff provides clients with telephone and on-line support of the Company's products. These support services include access to technical support via the Company's telephone help-desk, customer support Web site and e-mail. The Company offers several product support plans, including a 7 day/24 hour plan, which are generally offered for an annual fee based upon a percentage of the license fee. The Company also provides its customers with software upgrades, account management services, technical bulletins, status reports and ongoing communication regarding new features and products under development.

CUSTOMERS AND APPLICATIONS

As of December 31, 1997, the EDGE suite of products had been licensed to over 225 customers with more than 30,000 total users. In 1997, no customer accounted for 10% or more of the Company's total revenue. In 1996, United Parcel Service General Services Co. accounted for 10% of the Company's total revenue. In 1995, Zurich Insurance Company accounted for approximately 23.7% of the Company's total revenues.

SALES AND MARKETING

The Company markets its software and services in the United States through a direct sales organization. The Company's sales representatives are focused by industry expertise and geographical location. To support its sales efforts, the Company conducts marketing programs including advertising, telemarketing, direct mail, seminars, public relations and trade shows. As of December 31, 1997, the Company's sales and marketing organization covering the United States consisted of 61 employees.

The Company's direct sales force employs a consultative sales process, working closely with prospective customers to understand and define their needs and to determine how those needs are best addressed by the Company's product offerings as well as complementary technology and services offered by strategic systems integration and technology companies. In addition to pursuing sales opportunities with new customers, the Company works closely with its existing customer base to gain knowledge of their industries, and focuses on selling new and enhanced products specifically tailored to such existing customers'
requirements, as well as licensing its products to additional users within a customer. Because customer interaction software applications are highly visible within an organization, the Company's sales efforts are generally directed to the senior management of a customer.

The Company also works closely with strategic consulting and systems integration companies such as Aspect Telecommunications Corporation, Ernst & Young LLP and IBM to increase market awareness and acceptance of the Company's products. The Company has worked jointly with each of these companies by providing software and services as part of a total customer software and systems project in which the consulting or systems integration company also provides services, software or hardware and may be responsible for the overall coordination of the project. These relationships have led to the Company's introduction into strategic accounts, increased account penetration and reduced sales cycle length. A key part of the Company's strategy is to expand and enhance its existing relationships with leading consulting and systems integration companies to capture additional market share.

The Company markets its software internationally in Europe, the Pacific Rim, Canada, Mexico and Latin America through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company's principal remarketers and distributors include Aspect Telecommunications Corporation (worldwide), Datapoint (U.K.) Limited (Europe), TeleDynamics BV (Holland), NCR Corporation (France, Canada, Turkey and Southeast
Asia), Kawasaki Steel Systems R&D Corporation (Japan), Locus Corporation (Korea), TKM Communications, Inc. (Canada), Communicacoes, Processamento e Mecanismos de Automacao Ltda. (Brazil), Mitsucon Commercial Ltda (Brazil) and Sixtra Chile S.A.(Six Bell) (Chile). As of December 31, 1997, the Company had a direct sales force consisting of ten sales and marketing professionals covering Europe from its London, England office, and three sales professionals focused on Mexico and Latin America. The Company is seeking to expand its existing international distribution network including its indirect distribution channels and direct sales force in order to take advantage of international growth opportunities.

PRODUCT DEVELOPMENT

The Company believes that to maintain its competitive advantage it must enhance existing applications, introduce new products and features into the market on a regular basis to keep pace with technological advances, meet changing customer requirements and respond to competitors' products. To meet these goals, the Company has invested in developing a comprehensive product development process to define and evaluate rigorous requirements for product functionality and quality. The Company's research and development engineers work closely with its marketing and support personnel and its customers to design enhancements and new products to assure that product evolution reflects developments in the marketplace and trends in client requirements.

The Company intends to continue its product research and development efforts in order to meet the complex and changing requirements of mid-size and large- scale call centers. The Company is making long-term investments to enhance the componentization and object orientation of EDGE's underlying architecture. The Company is utilizing emerging industry standards such as Microsoft COM/DCOM, CORBA compliant object technology, Java language and supporting Java technology. The Company believes that these investments will provide a number of important benefits including the ability to migrate easily to new components in the future in a "plug and play" mode, to shield business objects and customer applications from the underlying technology infrastructure, and to seamlessly integrate with other business applications that adhere to the same standards.

As of December 31, 1997, the Company's product development staff consisted of 56 employees. In addition, the Company augments its internal research and development organization with the services of an outside consulting firm. The Company's total expenses for product development for the years ended December 31, 1995, 1996, and 1997 were $6.8 million, $6.4 million, and $6.2 million respectively, and represented 28.6%, 24.3% and 16.9% of total revenues in these periods, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

COMPETITION

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

Management believes that it competes in most of its markets with the internal information systems departments of potential customers who desire to develop their own customer interaction  software  rather than acquire  software  from a third-party vendor such as the Company. The Company believes that the principal software companies with which it competes are The Vantive Corporation, Clarify Inc., Scopus Technology, Inc. and Siebel Systems, Inc. The Company also competes on occasion with systems integration firms. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Competitors have established and may in the future establish cooperative relationships or alliances which may increase their ability to provide superior software solutions or services. In addition, consolidation within the call center customer interaction software industry could create new or stronger competitors. Increased competition resulting from new entrants, call center customer interaction software industry consolidation, cooperative relationships or alliances could result in price reductions, reduced operating income or loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, service, support and other resources, generate higher revenues and have greater name recognition than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by it or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. There can be no assurance that the Company will be able to compete effectively against current or future competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, operating results or financial condition.

The Company believes that the principal competitive factors in its industry include product performance and functionality, flexibility, ease of use, adherence to open standards, scalability, ability to integrate external data sources, speed of deployment, client service, customer support and price. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that it will be able to maintain its competitive position against current and potential competitors, especially those with greater financial, technical, marketing, service, support and other resources than the Company, or that competitive pressures will not materially and adversely affect the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company relies primarily on a combination of copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect its proprietary rights. The Company typically enters into confidentiality or license agreements with its employees, distributors, clients and potential clients, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that these steps will be adequate to deter misappropriation or independent third-party development of its technology or to prevent an unauthorized third party from obtaining or using information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, the use of patents to protect software has increased, and there can be no assurance that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in the Company's favor. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. Any infringement claims resolved against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, litigation may be necessary in the future to protect the Company's trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

REGULATORY ENVIRONMENT

Certain uses of outbound call processing systems are regulated by federal, state and foreign law. The Federal Telephone Consumer Protection Act required the Federal Communications Commission to create regulations protecting residential telephone subscribers from unwanted telephone solicitations. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Although compliance with these laws may limit the potential use of the Company's products, the Company's products can be programmed to operate in compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not materially adversely affect the Company.

EMPLOYEES

As of December 31, 1997, the Company employed 250 employees, consisting of 56 employees in research and development, 71 employees in sales and marketing, 70 employees in consulting services, 25 employees in client support services and 28 employees in finance and administration. Of these, 28 are located in Europe and the remainder are located in the United States. None of these employees is covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters in Shelton, Connecticut, which consists of approximately 25,000 square feet of office space. The lease for the Shelton, Connecticut office has a term ending on March 31, 2004. In addition, the Company maintains an office in Irvine, California with a lease for approximately 26,000 square feet of office space. The lease for the Irvine, California office has a term ending on January 19, 2001. In support of its direct sales and service and support operations, the Company leases offices in three other locations in the United States, as well as an office in London, England. These offices comprise between 1,200 and 6,000 square feet each and have lease terms ending between February 28, 1999 and April 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation in the normal course of business relating to claims arising out of its operations. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age                     Position
-------------------------  ---  -----------------------------------------------

Albert R. Subbloie, Jr.     37  President, Chief Executive Officer

Gary R. Martino             37  Chairman of the Board, Chief Financial
                                Officer,
                                Treasurer and Assistant Secretary

Andrei Poludnewycz          38  Executive Vice President-Technology, Secretary

Paul G. Frederick           38  Senior Vice President-Client Services

James E. Anderson           52  Vice President-International Operations

David G. Caldeira           41  Vice President-Products Division

Michael P. McGroarty        37  Vice President and General Counsel, Assistant
                                Secretary

Paul J. Schmidt             38  Vice President-Application Development

Kian Saneii                 33  Vice President-Worldwide Marketing

Eric Montgomery             43  Vice President-Sales

     Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the executive officers of the Company.

     Mr. Subbloie has been the President and Chief Executive Officer of the Company since its incorporation in 1990. Prior to incorporation of the Company, Mr. Subbloie was a founding partner of the Company's predecessor, Information Management Associates (the "Partnership") with Messrs. Martino and Poludnewycz, which engaged in the business of consulting and development of computer software. From 1982 to 1984, Mr. Subbloie was employed with the consulting division of Arthur Andersen & Co., a professional accounting firm ("Arthur Andersen"), and specialized in distribution and manufacturing consulting.

     Mr. Martino has been an officer of the Company since its incorporation in 1990 and has served as Treasurer, Chief Financial Officer and Assistant Secretary. Prior to incorporation of the Company, Mr. Martino was also a founder of the Partnership with Messrs. Subbloie and Poludnewycz. From 1982 to 1984, Mr. Martino was employed with the consulting division of Arthur Andersen and specialized in financial application consulting.

     Mr. Poludnewycz has been an officer of the Company since its incorporation in 1990 and has served as Secretary of the Company since its incorporation in 1990. From 1992 to 1994, he served as Executive Vice President-Products Division and subsequently served as Executive Vice President-Technology. Prior to incorporation of the Company, Mr. Poludnewycz was a founding partner of the Partnership with Messrs. Subbloie and Martino. From 1982 to 1984, Mr. Poludnewycz was employed with the consulting division of Arthur Andersen and specialized in developing computer applications for the mid-range hardware platforms of IBM.

     Mr. Frederick has served as Senior Vice President-Client Services of the Company since 1995. Prior to joining the Company, he was employed from 1991 to 1995, most recently as associate partner, with a division of Andersen Consulting LLP ("Andersen Consulting") which specialized in large scale systems integration. Mr. Frederick's primary responsibilities with Andersen Consulting included project and practice management.

     Mr. Anderson served as Vice President-Business Development of the Company from 1994 to 1995 and has since served as Vice President-International Operations. From 1970 to 1994, Mr. Anderson was employed by IBM as a software product planning manager, a branch sales manager and the Worldwide Market Development Manager for IBM's CallPath product.

     Mr. Caldeira has been employed with the Company in several capacities since its incorporation 1990. He served as Vice President-Sales from 1990 to 1992 and as Vice President-Business Development from 1992 to 1994. He has served in his present position of Vice President-Products Division since 1994. Mr. Caldeira joined the Partnership in 1989 as a Regional Sales Manager and was formerly employed as a Senior Manager with the consulting division of Arthur Andersen where he specialized in systems for mid-size companies.

     Mr. McGroarty joined the Company in 1996 as Vice President and General Counsel, and also serves as an Assistant Secretary. From 1990 to 1996, Mr. McGroarty was an attorney with the law firm of Fulbright & Jaworski L.L.P.

     Mr. Schmidt has served as an officer of the Company since its incorporation in 1990. From 1990 to 1994, he served as Vice President-Client Services. From 1995 to 1997 he served as Vice President-Applied Technologies and since 1997 he has served as Vice President-Application Development. From 1985 to 1990, Mr. Schmidt was employed as a Vice President at the Partnership and specialized in client services. From 1982 to 1985, Mr. Schmidt worked for Andersen Consulting and specialized in financial, distribution and manufacturing consulting.

     Mr. Saneii has served as Vice President-Worldwide Marketing since July 1997. Prior to joining the Company, Mr. Saneii was employed by FileNet
Corporation, a business process automation firm, as Marketing Manager from February 1996 to July 1997. From February 1995 to February 1996, Mr. Saneii served as President of Business Process Innovation, a consulting firm specializing in the application of imaging and workflow technologies. From 1987 to 1994, Mr. Saneii was Vice President, Corporate Development at DIS Research, a systems integration firm specializing in the application of imaging and workflow technologies.

     Mr. Montgomery has served as Vice President-Sales since December 1997. Prior to joining the Company, Mr. Montgomery was employed for eight years by Hyperion Software, a provider of enterprise software and analytical applications, most recently as Senior Sales Director.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Since July 30, 1997, the Common Stock has been traded on the NASDAQ National Market under the symbol "IMAA." There was no established public trading market for the Common Stock prior to the Company's initial public offering on July 30, 1997.

     The high and low closing sales prices of the Company's common stock, as reported on the NASDAQ National Market for each quarter since the Company's July 30, 1997 initial public offering, are as follows:

                                                 Common Stock
                                                 ------------
          1997                                   High       Low
                                               ------    ------

     Fourth Quarter                            $14.75   $ 9.375
     Third Quarter (Since July 30, 1997)        13.50    10.25
     Second Quarter                               N/A       N/A
     First Quarter                                N/A       N/A

     The Company believes that there are approximately 45 holders of record for the Common Stock at March 1, 1998. The Company believes that there are in excess of 300 beneficial holders of the Common Stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Use of Proceeds

On July 30, 1997, the Company's Registration Statement on Form S-1 (File No. 333-22923) became effective. The net proceeds from the offering were $32.4 million. The Company disclosed the use of proceeds through September 30, 1997 on the Company's Form 10-Q for the period ending September 30, 1997. Except as noted below, no information has changed with respect to the use of proceeds. The following are the use of offering proceeds from the effective date (July 30, 1997) through December 31, 1997:

     Repayment of indebtedness     $ 7,400,000
     Working capital                 3,700,000
     Temporary investments          21,000,000
     Acquisition of Equipment          300,000
                                   -----------

     Total                         $32,400,000
                                   ===========

The Company used $250,000 of the net offering proceeds to repay in full a note payable to Wand/IMA Investments, L.P., a beneficial owner of more than the ten percent of the issued and outstanding shares of common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                           Year Ended December 31
                               1993      1994       1995       1996       1997
                                    (in thousands, except per share data)
Consolidated Statements of
 Operations:
   Revenues:
      License fees:
      EDGE product line      $ 5,550    $ 4,703    $ 8,368   $ 12,180    $19,295
      Telemar product line     1,916      2,690      2,457        842         --
          Total license fees   7,466      7,393     10,825     13,022     19,295

   Services and
    maintenance:
      EDGE product line        2,209      7,872     10,342     11,643     17,377
      Telemar product line     3,276      3,087      2,642      1,612         --
          Total services       5,485     10,959     12,984     13,255     17,377
           and maintenance
             Total revenues   12,951     18,352     23,809     26,277     36,672

   Cost of revenues:
      License fees               165        462        700        709        304
      Services and             2,108      6,268      8,225      7,191      9,428
       maintenance
          Total cost of        2,273      6,730      8,925      7,900      9,732
           revenues
   Gross profit               10,678     11,622     14,884     18,377     26,940

   Operating expenses:
      Sales and marketing      3,694      5,857      6,844      8,055     12,580
      Product development      4,356      6,106      6,802      6,382      6,190
      General and              2,862      2,693      3,824      3,878      4,784
       administrative
      Write-off of             2,228         --         --         --         --
       acquired software
          Total operating     13,140     14,656     17,470     18,315     23,554
           expenses
   Operating income (loss)    (2,462)    (3,034)    (2,586)        62      3,386
   Other income (expense)       (381)      (917)    (1,100)    (1,079)        18
   Income (loss) before       (2,843)    (3,951)    (3,686)    (1,017)     3,404
    provision for income
    taxes
   Provision for income          112        132        100         30        231
    taxes
   Net income (loss)         $(2,955)   $(4,083)   $(3,786)  $ (1,047)   $ 3,173
   Net income (loss)
    per share
      Basic                  $  (.76)   $ (1.14)   $ (1.18)  $   (.44)   $   .43
                             =======    =======    =======   ========    =======
      Diluted                $  (.76)   $ (1.14)   $ (1.18)  $   (.44)   $   .38
                             =======    =======    =======   ========    =======

                                                  December 31
                                1993       1994       1995       1996       1997
                                                 (in thousands)

Consolidated Balance Sheet
 Data:
   Cash and cash equivalents $ 1,395    $   446    $ 1,543   $  3,073    $ 4,816
   Working capital                63     (3,619)    (1,233)     1,210     34,213
    (deficit)
   Total assets                9,613     12,150     12,519     17,281     43,922
   Short-term debt             2,962      5,499      3,871      5,444        232
   Long-term debt              1,926      1,423      3,042      2,803        136
   Senior redeemable              --         --      4,751      9,431         --
    convertible preferred
    stock
   Redeemable common stock     1,058      1,517      2,480      2,865         --
    warrants
   Total shareholders'          (871)    (4,200)    (9,295)   (10,906)    37,030
    equity (deficit)

Results of Operations

     The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statement of operations data for the years ended December 31, 1995, 1996 and 1997.

                                                         Year Ended December 31
                                                          1995     1996     1997

Consolidated Statement of Operations Data:
   Revenues:
     License fees:
              EDGE product line                           35.2%    46.4%   52.6%
              Telemar product line                        10.3      3.2      --
                   Total license fees                     45.5     49.6    52.6
     Services and maintenance:
              EDGE product line                           43.4     44.3    47.4
              Telemar product line                        11.1      6.1      --
                Total services and maintenance            54.5     50.4    47.4
                        Total revenues                   100.0    100.0   100.0
   Cost of revenues:
     License fees                                          2.9      2.7     0.8
     Services and maintenance                             34.5     27.4    25.7
                Total cost of revenues                    37.4     30.1    26.5
   Gross profit                                           62.6     69.9    73.5

   Operating expenses:
     Sales and marketing                                  28.7     30.7    34.3
     Product development                                  28.6     24.3    16.9
     General and administrative                           16.1     14.8    13.0
                Total operating expenses                  73.4     69.8    64.2
   Operating income (loss)                               (10.8)     0.1     9.3
   Other income (expense)                                 (4.6)    (4.1)     --
   Income (loss) before provision for income taxes       (15.4)    (4.0)    9.3
   Provision for income taxes                              0.4       --     0.6
   Net income (loss)                                    (15.8)%   (4.0)%    8.7%

The following table sets forth for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated.

                                    Year Ended December 31,
                                   --------------------------
                                     1995     1996     1997
                                   --------  -------  -------

Cost of license fees                   6.5%     5.4%     1.6%
Cost of service and maintenance       63.3%    54.3%    54.3%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results".

OVERVIEW

The Company develops, markets and supports customer interaction software designed to increase the productivity and revenue-generating capabilities of mid-size and large-scale telephone call centers.

The Company's revenue is derived from two sources: software license fees for the use of the Company's software products, and services and maintenance fees for implementation, consulting, support and training related to the Company's software products. For all periods presented herein, the Company has recognized license fee revenues in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. The Company recognizes initial license fee revenues upon licensing and delivery of the software, if the software is not subject to customer acceptance or post-delivery obligations. If the license is subject to customer acceptance or post-delivery obligations, the license fee revenues are deferred until customer acceptance has occurred or the post-delivery obligations have been met.

The second component of the Company's revenues derives from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. The
Company's professional consulting, technical support and maintenance services include application development, systems integration, systems and database design and construction and software training. The Company recognizes revenue from professional services as such services are performed. Annual maintenance fees are charged as a percentage of the license fee, and are recognized ratably over the term of the maintenance agreement, which is usually twelve months. The maintenance agreements are renewable at the discretion of the customer and subject to change annually.

The Company markets its products in the United States through a direct sales organization. The Company markets its products outside the United States in Europe, the Pacific Rim, Canada, Mexico and Latin America through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company established sales and support operations in the United Kingdom in 1990 to broaden its European distribution capabilities. In 1997, United States and international revenues were approximately 73% and 27% of total revenues, respectively.

Although the Company has experienced significant growth in revenues during the past three years, the Company does not believe prior growth is necessarily indicative of future operating results. In addition, the Company expects increased competition and intends to continue to invest in its business. There can be no assurance that the Company will be profitable on a quarterly or annual basis. Future operating results will depend on many factors, including demand for the Company's products, the level of product competition, competitor pricing, the size and timing of significant orders, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new products on a timely basis and changes in levels of operating expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

Total revenues increased 39.6% from $26.3 million in 1996 to $36.7 million in 1997.

License Fees. Total license fees increased 48.2% from $13.0 million, or 49.6% of total revenues in 1996 to $19.3 million, or 52.6% of total revenues in 1997. EDGE license fees increased 58.4% from $12.2 million in 1996 to $19.3 million in 1997. The increase in EDGE license fees was primarily attributable to increases in both the number of license transactions and the average price per customer license, which the Company believes was primarily the result of greater market awareness and acceptance of the EDGE products and expansion of the Company's sales and marketing organization. Telemar license fees decreased from $842,000 in 1996 to $0 in 1997 due to the sale of the Telemar product line to Telemar Software International LLC ("TSI") in September 1996.

Services and Maintenance. Services and maintenance revenues increased 31.1% from $13.3 million, or 50.4% of total revenues in 1996 to $17.4 million, or 47.4% of total revenues in 1997. EDGE services and maintenance revenues increased 49.2% from $11.6 million in 1996 to $17.4 million in 1997. The increase in EDGE services and maintenance revenues was primarily attributable to increased demand for services and maintenance and the significant increase in EDGE software licenses in 1997. Telemar services and maintenance revenues decreased from $1.6 million in 1996 to $0 in 1997 due to the sale of the Telemar product line in September 1996.

Cost of Revenues

Cost of revenues increased 23.2% from $7.9 million in 1996 to $9.7 million in 1997.

Cost of License Fees. Cost of license fees is comprised of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees decreased 57.1% from $709,000, or 5.4% of total license fees in 1996 to $304,000, or 1.6% of total license fees in 1997. The higher cost of license fees in 1996 was attributable to the cost of other vendors' products resold by the Company in connection with the Telemar product line.

Cost of Services and Maintenance. The cost of services and maintenance consists of salaries, wages, benefits and other costs related to installation, implementation, training, and maintenance support of the Company's software products. The cost of services and maintenance increased 31.1% from $7.2 million, or 54.3% of services and maintenance revenues in 1996 to $9.4 million, or 54.3% of services and maintenance revenues in 1997. The increase in cost of services and maintenance was primarily attributable to additional personnel hired to meet customer needs for services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 56.2% from $8.1 million, or 30.7% of total revenues in 1996 to $12.6 million, or 34.3% of total revenues in 1997. This increase was primarily attributable to the hiring of additional sales and marketing personnel, increased print advertisements, participation in trade shows, travel expenses and other sales and marketing expenses.

Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Costs related to product development are expensed as incurred. Product development expenses decreased 3.0% from $6.4 million, or 24.3% of total revenues in 1996 to $6.2 million, or 16.9% of total revenues in 1997. However, product development expenses related to EDGE increased 16.5% from $5.3 million to $6.2 million. The reduction in total product development expenses was attributable to the sale of the Telemar product line in September 1996, after which no Telemar product development expenses were incurred.

General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. The Company's general and administrative expenses increased 23.4% from $3.9 million, or 14.8% of total revenues in 1996 to $4.8 million, or 13.0% of total revenues in 1997. This increase was generally attributable to increases in general and administrative costs associated with higher business volume, including the hiring of administrative personnel, the leasing of additional office space, higher legal and accounting expenses and an increase in the Company's accounts receivable reserve.

Other Income

Interest Expense. Interest expense consists of interest on debt and equipment financing less interest earned on cash, short term investments, notes receivable from officers and the promissory note entered into in connection with the sale of Telemar. Net interest expense decreased 93.0% from $1.2 million in 1996 to $82,000 in 1997 primarily as a result of the completion of the Company's initial public offering of Common Stock in August 1997, the repayment of all of the Company's outstanding indebtedness with the proceeds of the offering and the investment of the remaining proceeds in interest bearing securities. Interest income was $641,000 and interest expense was $723,000 in 1997.

Other

In connection with the sale of Telemar, the Company received a promissory note from TSI in the principal amount of $650,000 (the "TSI Note") payable in five equal annual installments commencing October 1997 and which bears interest at 8.0% per annum. At the time of issuance, the Company fully reserved for the TSI Note because collectibility, based on the start-up nature of TSI operations, was not ascertainable at the time of sale. The Company will recognize gain in an amount equal to payments on the TSI Note as such payments, if any, are received. The Company had other income of $100,000 in 1997 due to the receipt of a payment of $100,000 on the promissory note received in connection with the sale of Telemar, compared with other income of $92,000 in 1996, which was attributable to a gain on the sale of Telemar assets.

Provision for Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The increase in provision for income taxes is primarily attributable to an increase in international withholding taxes. At December 31, 1997, the Company had approximately $8.6 million of U.S. Federal net operating loss carryforwards of which approximately $3.4 million resulted from the exercise of nonqualified stock options, and approximately $2.5 million of state net operating loss carryforwards, which can be used, subject to certain limitations, to offset future taxable income. When realized, the tax benefits of the portion of the net operating losses attributable to the exercise of stock options will be credited directly to paid in capital. The U.S. Federal net operating loss carryforwards expire through 2011 and the stated net operating loss carryforwards expire through 2002. The Company's initial public offering resulted in a change in ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4,700,000.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

Total revenues increased 10.4% from $23.8 million in 1995 to $26.3 million in 1996.

License Fees. Total license fees increased 20.3% from $10.8 million, or 45.5% of total revenues, in 1995 to $13.0 million, or 49.6% of total revenues, in 1996. EDGE license fees increased 45.6% from $8.4 million in 1995 to $12.2 million in 1996. The increase in EDGE license fees was primarily attributable to an increase in the average size of customer licenses, increased market awareness and acceptance of the EDGE products, and increased productivity resulting from expansion of the Company's sales and marketing organization. Telemar license fees decreased 65.7% from $2.5 million in 1995 to $842,000 in 1996. The decrease in Telemar license fees was due to a decrease in demand for Telemar software and the sale of the Telemar product line in September 1996.

Services and Maintenance. Services and maintenance revenues increased 2.1% from $13.0 million, or 54.5% of total revenues, in 1995 to $13.3 million, or 50.4% of total revenues, in 1996. EDGE services and maintenance revenues increased 12.6% from $10.3 million in 1995 to $11.6 million in 1996. The increase in EDGE services and maintenance revenue of $1.3 million was primarily attributable to the significant increase in EDGE software licenses, all of which involved a consulting services component, offset in part by the substantial completion of several service projects in 1995. Telemar services and maintenance revenues decreased 39.0% from $2.6 million in 1995 to $1.6 million in 1996. The decrease in Telemar services and maintenance revenue was due to decreased demand for Telemar software and the sale of the Telemar product line on September 1, 1996.

Cost of Revenues

Cost of revenues decreased 11.5% from $8.9 million in 1995 to $7.9 million in 1996.

Cost of License Fees. Cost of license fees increased 1.3% from $700,000, or 6.5% of total license fees, in 1995 to $709,000, or 5.4% of total license fees, in 1996.

Cost of Services and Maintenance. The cost of services and maintenance decreased 12.6% from $8.2 million, or 63.3% of services and maintenance revenues, in 1995 to $7.2 million, or 54.3% of services and maintenance revenues, in 1996. The improvement in services and maintenance margin was primarily due to a reduction in the cost of subcontractors used to supplement the Company's internal client services organization from $2.5 million in 1995 to $500,000 in 1996, offset in part by an increase in personnel costs of $1.1 million from 1995 to 1996. In 1995, approximately $650,000 of the $2.5 million of subcontractor costs was attributable to third party subcontractor fees for services provided in connection with a customer installation pursuant to the terms of a fixed price services contract entered into in December 1993 for which no corresponding revenue was realized. Since 1993 the Company has not entered into any large fixed price contracts.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 17.7% from $6.8 million, or 28.7% of total revenues, in 1995 to $8.1 million, or 30.7% of total revenues, in 1996. This increase was primarily attributable to the hiring of additional sales and marketing personnel as well as increased print advertising, participation in trade shows, travel expenses and other sales and marketing expenses.

Product Development. Product development expenses decreased 6.2% from $6.8 million, or 28.6% of total revenues, in 1995 to $6.4 million, or 24.3% of total revenues, in 1996. The reduction of product development expenses in absolute dollars was primarily attributable to the sale of the Telemar product line on September 1, 1996, after which no Telemar product development expenses were incurred. The absolute dollar amount of product development expenses related to EDGE increased from $5.1 million in 1995 to $5.3 million in 1996, although the amount of such investment as a percentage of EDGE revenues declined slightly.

General and Administrative. The Company's general and administrative expenses increased from $3.8 million, or 16.1% of revenues, in 1995 to $3.9 million, or 14.8% of revenues, in 1996. The relatively consistent expense levels from 1995 to 1996 reflect primarily an increase in personnel costs offset by a decrease in the provision for doubtful accounts.

Other Income (Expense)

Interest Expense. Interest expense increased 53.3% from $764,000 in 1995 to $1,171,000 in 1996 primarily as a result of the accrual of interest on the Term Note of $391,000 and interest paid on monies borrowed from certain executive officers of $110,000 offset by a reduction in the principal amounts outstanding under capital leases and subordinated indebtedness.

Other Items. The Company incurred expenses of $113,000 in 1995 in connection with losses relating to the disposal of certain office equipment and the sale of an office building in Trumbull, Connecticut, which had been leased by the Company and with respect to which the Company had guaranteed the repayment of a mortgage loan. In 1996, the Company realized a gain of $92,000 in connection with the sale of Telemar and certain related assets and liabilities to TSI. The Company incurred a one-time expense of $223,000 in 1995 in connection with its early termination of an office lease in Fountain Valley, California because space available at the premises no longer met the Company's needs.

Liquidity and Capital Resources

At December 31, 1997, the Company had $4.8 million in cash, $19.5 million in short term investment and $14.8 million in accounts receivable. For the twelve months ended December 31, 1997, the Company used net cash of $2.0 million in operating activities, which was primarily attributable to net income of $3.2 million, depreciation, amortization and other non-cash charges of $1.4 million and a decrease in notes receivable from officers of $548,000 offset by an increase in accounts receivable of $4.3 million, an increase in other current assets of $1.2 million and a decrease in accounts payable and accrued expenses of $1.0 million. The fluctuations in operating assets and liabilities were due primarily to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

For the twelve months ended December 31, 1997, the Company's primary investing activities consisted of net purchases of short-term investments of approximately $19.5 million and $1.4 million of purchases of computer and office equipment to support the Company's expanding employee base.

In August 1997, the Company completed its initial public offering of 3,900,000 shares of its common stock, of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were sold by certain selling shareholders, which provided net proceeds to the Company, after underwriting discounts and expenses, of $32.4 million. The Company used $7.4 million to repay in full the principal indebtedness under the Loan and Security Agreement dated October 26, 1995, as amended between the Company and People's Bank. In addition, the Company used $250,000 of the net proceeds of the offering to repay in full a note payable to Wand/IMA Investments, L.P. For the twelve months ended December 31, 1997, the Company made capital equipment lease repayments of $269,000.

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

Effect of Recent Accounting Pronouncements

     In 1997 the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. In 1997 the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), which requires a new model for segment reporting. The adoption of SFAS

130 and SFAS 131 is required in 1998. The adoption of these standards will not impact the Company's results from operations or financial position.

Impact of Inflation

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

Year 2000 Compliance

     As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two-digit date position which represents the year (e.g., '95 is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its products to assure that the Company's products are year 2000 compliant. The Company also is in the process of analyzing its own systems and requirements. Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in product development or computer system improvements to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Factors That May Affect Future Results

In addition to the other information in this Form 10-K, readers should carefully consider the following factors in evaluating the Company and its business. Statements in this Form 10-K which express "belief", "anticipation" or
"expectation", as well as other statements which are not historical fact, and statements as to product compatibility, design, features, functionality and performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those expressed in these forward-looking statements as a result of numerous factors, including those set forth below, and elsewhere in this Form 10-K.

History Of Operating Losses; Uncertainty Of Future Operating results. The Company incurred significant net operating losses in each of 1992, 1993, 1994 and 1995 and had an accumulated deficit of $14.0 million as of December 31, 1997. The Company's operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed for the short term. If revenue levels are below expectations, the Company's business, operating results, and financial conditions are likely to be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

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

Depending on the contract terms and conditions, licensing fees are recognized upon delivery of the product of no customer acceptance conditions or significant post-delivery obligations remain and collection of the resulting receivable is probable. However, if post-delivery obligations exist, or if the product is subject to customer acceptance, revenue will be deferred until no significant Company obligations exist or acceptance has occurred. In the past, some customers have failed to honor their contractual obligations by delaying payments of a portion of license fees until implementation was complete and in some cases have disputed the license and consulting fees charged. There can be no assurance that the Company will not experience delays, cancellations or disputes regarding payment in the future, which could have a material adverse effect on the Company's business, operating results and financial condition and cause its quarterly operating results to vary significantly in the future.

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

Risks Associated With International Operations. International operations accounted for approximately 38%, 26% and 27% of total revenues for 1995, 1996 and 1997, respectively. The Company intends to expand its international sales activity, which will require  significant  management  attention  and  financial  resources  and will require the Company to establish additional foreign operations and hire additional personnel. As of December 31, 1997 the Company employed 28 employees who are based in Europe. The Company has an office located in London, England. There can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, operating results or financial condition could be materially adversely affected. The Company's international sales are currently denominated in U.S. dollars with respect to sales outside of the United Kingdom and Europe, and generally in pounds sterling with respect to sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar or pound sterling relative to other currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets.
Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of other risks, including potentially longer payment cycles and difficulties in collecting international accounts receivable, difficulties in enforcement of contractual obligations and intellectual property rights, potentially adverse tax consequences, increased costs associated with maintaining international market efforts, costs of localizing products for foreign markets, tariffs, duties and other trade barriers, adverse changes in regulatory requirements, possible recessionary economies outside the United States and political and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on its business, operating results or financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        -----
Report of Independent Public Accountants..............................................................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997..........................................   F-3

Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997............   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997............   F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the Period from January 1, 1995
   through December 31, 1997..........................................................................   F-6

Notes to Consolidated Financial Statements............................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Information Management Associates,
Inc.:

  We have audited the accompanying consolidated balance sheets of Information Management Associates, Inc. (a Connecticut corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Management Associates, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP


Hartford, Connecticut
January 30, 1998

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,        DECEMBER 31,
                                                                                   ------------------  ------------------
                                                                                          1996                1997
                                                                                   ------------------  ------------------
                                                                                    (in thousands, except share amounts)
ASSETS
Current assets:
 Cash and cash equivalents.......................................................           $  3,073            $  4,816
 Short-term investments..........................................................                  -              19,455
 Accounts receivable, net of allowance for doubtful accounts of
  $482 in 1996 and $630 in 1997..................................................             10,473              14,815
 Other current assets............................................................                232               1,420
                                                                                            --------            --------
    Total current assets.........................................................             13,778              40,506
Equipment, net...................................................................              2,222               2,279
Notes receivable from officers and employees.....................................                572                  24
Other assets, net                                                                                709               1,113
                                                                                            --------            --------
                                                                                            $ 17,281            $ 43,922
                                                                                            ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Bank line of credit.............................................................           $  4,860            $      -
 Current maturities of term note payable to bank.................................                 83                   -
 Current maturities of obligations under capital leases..........................                251                 232
 Current maturities of subordinated note payable to shareholder..................                250                   -
 Accounts payable................................................................              2,308               1,738
 Accrued sales tax payable.......................................................                823                 242
 Accrued compensation............................................................              1,166               1,597
 Other accrued liabilities.......................................................              1,122                 798
 Deferred revenues...............................................................              1,705               1,686
                                                                                            --------            --------
    Total current liabilities....................................................             12,568               6,293
                                                                                            --------            --------
Term note payable to bank, less current maturities included above................              2,417                   -
                                                                                            --------            --------
Obligations under capital leases, less current maturities included above.........                386                 136
                                                                                            --------            --------
Other long-term liabilities......................................................                520                 463
                                                                                            --------            --------
Commitments and Contingencies (Note 12)
Series A senior redeemable convertible preferred stock, $1,000 stated
 value; 4,500 shares authorized, issued and outstanding at December 31, 1996
  (liquidation value of  $5,169 at December 31, 1996)............................              5,145                   -
Series B senior redeemable convertible preferred stock, $1,000 stated
 value; 4,350 shares authorized, issued and outstanding at December 31, 1996
 (liquidation value of $4,408 at December 31, 1996)..............................              4,286                   -
                                                                                            --------            --------
    Total preferred stock........................................................              9,431                   -
                                                                                            --------            --------
Redeemable common stock warrants.................................................              2,865                   -
                                                                                            --------            --------
Shareholders' equity (deficit):
Common stock, no par value; 20,000,000 authorized shares, 4,293,379 and
 9,236,037 shares issued and outstanding at December 31, 1996 and 1997...........              5,795              51,102
Cumulative translation adjustment................................................                 (9)               (101)
Accumulated deficit..............................................................            (16,692)            (13,971)
                                                                                            --------            --------
    Total shareholders' equity (deficit)                                                     (10,906)             37,030
                                                                                            --------            --------
                                                                                            $ 17,281            $ 43,922
                                                                                            ========            ========





                  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                    1995               1996              1997
                                                              -----------------  -----------------  ---------------
                                                               (in thousands, except share and per share amounts)
Revenues:
 License fees...............................................           $10,825            $13,022          $19,295
 Services and maintenance...................................            12,984             13,255           17,377
                                                                       -------            -------          -------
    Total revenues..........................................            23,809             26,277           36,672
                                                                       -------            -------          -------
Cost of revenues:
 Cost of license fees.......................................               700                709              304
 Cost of services and maintenance...........................             8,225              7,191            9,428
                                                                       -------            -------          -------
    Total cost of revenues..................................             8,925              7,900            9,732
                                                                       -------            -------          -------
Gross profit                                                            14,884             18,377           26,940
                                                                       -------            -------          -------
Operating expenses:
 Sales and marketing........................................             6,844              8,055           12,580
 Product development........................................             6,802              6,382            6,190
 General and administrative.................................             3,824              3,878            4,784
                                                                       -------            -------          -------
    Total operating expenses................................            17,470             18,315           23,554
                                                                       -------            -------          -------
Operating income (loss).....................................            (2,586)                62            3,386
                                                                       -------            -------          -------
Other income (expense):
 Interest expense...........................................              (794)            (1,219)            (723)
 Interest income............................................                30                 48              641
 Other......................................................              (336)                92              100
                                                                       -------            -------          -------
    Total other income (expense)............................            (1,100)            (1,079)              18
                                                                       -------            -------          -------
Income (loss) before provision for income taxes.............            (3,686)            (1,017)           3,404
Provision for income taxes..................................               100                 30              231
                                                                       -------            -------          -------
Net income (loss)...........................................            (3,786)            (1,047)           3,173
Accretion of preferred stock dividends......................              (275)              (452)            (452)
Increase in fair market value of redeemable common
 stock warrants.............................................              (965)              (385)               -
                                                                       -------            -------          -------
Net income (loss) available to common shareholders..........           $(5,026)           $(1,884)         $ 2,721
                                                                       =======            =======          =======
Net income (loss) per share:
 Basic......................................................            $(1.18)             $(.44)            $.43
                                                                       =======            =======          =======
 Diluted....................................................            $(1.18)             $(.44)            $.38
                                                                       =======            =======          =======
Weighted average shares used in computing net
 income (loss) per share:
 Basic......................................................             4,255              4,258            6,371
                                                                       =======            =======          =======
 Diluted....................................................             4,255              4,258            7,714
                                                                       =======            =======          =======





                  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                           1995      1996       1997
                                                                         --------  --------  ----------
                                                                                (in thousands)
Cash Flows from Operating Activities:
 Net income (loss).....................................................  $(3,786)  $(1,047)  $   3,173
 Adjustments to reconcile net income (loss) to net cash
  used in operations:..................................................
 Depreciation and amortization.........................................      948     1,155       1,404
 Loss on disposal of property and equipment............................      113         -           -
 Gain on sale of product line..........................................        -       (92)          -
 Amortization of restricted stock awards...............................       10        10          10
 Changes in Operating Assets and Liabilities:
  Accounts receivable..................................................      399    (3,001)     (4,342)
  Other current assets.................................................     (236)      143      (1,188)
  Notes receivable from officers and employees.........................       76      (378)        548
  Other assets, net....................................................     (182)     (502)       (492)
  Accounts payable.....................................................     (288)     (480)       (570)
  Accrued sales tax payable............................................      145       603        (581)
  Accrued compensation.................................................      537       109         431
  Other accrued liabilities............................................      123       370        (324)
  Deferred revenues....................................................      (10)     (128)        (19)
  Other long-term liabilities..........................................      260       (52)        (57)
                                                                         -------   -------   ---------
    Net Cash Used In Operations........................................   (1,891)   (3,290)     (2,007)
                                                                         -------   -------   ---------
Cash Flows from Investing Activities:
 Acquisition of equipment..............................................     (951)   (1,001)     (1,419)
 Proceeds from sale of building........................................      677         -           -
 Proceeds from short-term investment maturities........................        -         -     352,106
 Purchases of short-term investments...................................        -         -    (371,515)
                                                                         -------   -------   ---------
    Net Cash Used In Investing Activities..............................     (274)   (1,001)    (20,828)
                                                                         -------   -------   ---------
Cash Flows from Financing Activities:
 Proceeds from sale of common stock, net of issuance costs $4,049......        -       231      32,350
 Proceeds from exercise of stock options...............................        -         -         151
 Proceeds from employee stock purchase plan............................        -         -          48
 Net proceeds from sale of preferred stock.............................    4,475     4,228           -
 (Repayment of) proceeds from bank term loan...........................    2,500         -      (2,500)
 Repayment of advances from shareholders...............................   (1,008)        -           -
 (Repayment of) net proceeds from bank line of credit..................   (1,000)    1,860      (4,860)
 Repayment of obligations under capital leases.........................   (1,376)     (539)       (269)
 Proceeds from sale leaseback..........................................        -       509           -
 Repayment of subordinated note payable to shareholder.................     (250)     (500)       (250)
                                                                         -------   -------   ---------
    Net Cash Provided By Financing Activities..........................    3,341     5,789      24,670
                                                                         -------   -------   ---------
Effect of Exchange Rate Changes........................................      (79)       32         (92)
                                                                         -------   -------   ---------
Net Increase in Cash and Cash Equivalents..............................    1,097     1,530       1,743
Cash and Cash Equivalents, beginning of period.........................      446     1,543       3,073
                                                                         -------   -------   ---------
Cash and Cash Equivalents, end of period...............................  $ 1,543   $ 3,073   $   4,816
                                                                         =======   =======   =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest..............................  $   714   $   877   $     671
 Cash paid during the period for income taxes..........................        -        16          90

Supplemental Disclosure of Noncash Activities:
 Accretion of Series A preferred stock in lieu of dividends............      275       394         244
 Accretion of Series B preferred stock in lieu of dividends............        -        58         208
 Increase in fair market value of redeemable common
  stock warrants.......................................................      965       385           -
 Equipment acquired pursuant to capital lease obligation...............      113         -           -

                  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                          COMMON STOCK        CUMULATIVE
                                                       -------------------   TRANSLATION     ACCUMULATED
                                                        SHARES     AMOUNT     ADJUSTMENT       DEFICIT      TOTAL
                                                       ---------  --------  -------------  -------------  ---------
                                                                  (in thousands, except share amounts)
Balance, January 1, 1995.............................  4,255,197   $ 5,544         $  38       $ (9,782)  $ (4,200)

 Amortization of restricted stock awards.............          -        10             -              -         10
 Change in fair market value of redeemable
  common stock warrants..............................          -         -             -           (965)      (965)
 Accretion of Series A preferred stock dividends.....          -         -             -           (275)      (275)
 Equity adjustment from foreign currency translation.          -         -           (79)             -        (79)
 Net loss............................................          -         -             -         (3,786)    (3,786)
                                                       ---------   -------         -----       --------   --------
Balance, December 31, 1995...........................  4,255,197     5,554           (41)       (14,808)    (9,295)

 Sale of common stock................................     32,400       231             -              -        231
 Exercise of common stock options....................      5,782         -             -              -          -
 Amortization of restricted stock awards.............          -        10             -              -         10
 Change in fair market value of redeemable
  common stock warrants..............................          -         -             -           (385)      (385)
 Accretion of Series A preferred stock dividends.....          -         -             -           (394)      (394)
 Accretion of Series B preferred stock dividends.....          -         -             -            (58)       (58)
 Equity adjustment from foreign currency translation.          -         -            32              -         32
 Net loss............................................          -         -             -         (1,047)    (1,047)
                                                       ---------   -------         -----       --------   --------
Balance, December 31, 1996...........................  4,293,379     5,795            (9)       (16,692)   (10,906)

 Sale of common stock, net of issuance costs of        2,800,000    32,350             -              -     32,350
  $4,049.............................................
 Exercise of common stock options....................    187,957       151             -              -        151
 Employee stock purchase plan........................      5,841        48             -              -         48
 Amortization of restricted stock awards.............          -        10             -              -         10
 Conversion of redeemable common stock warrants......    416,699     2,865             -              -      2,865
 Conversion of Series A preferred stock..............    920,433     5,389             -              -      5,389
 Conversion of Series B preferred stock..............    611,728     4,494             -              -      4,494
 Accretion of Series A preferred stock dividends.....          -         -             -           (244)      (244)
 Accretion of Series B preferred stock dividends.....          -         -             -           (208)      (208)
 Equity adjustment from foreign currency translation.          -         -           (92)             -        (92)
 Net income..........................................          -         -             -          3,173      3,173
                                                       ---------   -------         -----       --------   --------
Balance, December 31, 1997...........................  9,236,037   $51,102         $(101)      $(13,971)  $ 37,030
                                                       =========   =======         =====       ========   ========





                  The accompanying notes are an integral part of these consolidated financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS

     Information Management Associates, Inc. and subsidiary (the Company) are primarily engaged in the development, marketing and support of software that automates customer interaction including telemarketing, telesales, contact management, sales, marketing and customer service functions of business organizations in a variety of industries. The Company markets its software products in North and South America as well as Western Europe, Asia, Australia and New Zealand.

     In July 1997, the Company completed its initial public offering of its common stock which provided proceeds of $32.4 million, net of related underwriting discounts and expenses (see Note 9).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Information Management Associates Limited, which is located in the United Kingdom. All material intercompany balances and transactions have been eliminated in consolidation.

     Foreign currency transactions. The functional currency of the Company's subsidiary is the local currency. Accordingly, the Company applies the current rate method to translate the subsidiary's financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity (deficit) in the accompanying consolidated financial statements.

     Cash and cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1996 and 1997, the Company's cash and cash equivalents are deposited with primarily two financial institutions.

     Short-term investments. The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available for sale" or "trading", and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. Included in the accompanying 1997 balance sheet are short-term corporate bonds that have original maturities of less than six months, and which are recorded at amortized cost plus accrued interest which approximates fair value.

     Equipment. Equipment is recorded at cost and is depreciated or amortized, using the straight-line method, over their estimated useful lives of three to ten years.

     At December 31, 1996 and 1997, property and equipment, net, consisted of the following (in thousands):

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1996           1997
                                                                -------------  ------------
Equipment.....................................................         $2,606        $4,036
Furniture and fixtures........................................          1,499         1,676
Leasehold improvements........................................            451           595
Equipment under capital lease.................................            931           854
                                                                       ------        ------
                                                                        5,487         7,161
Less--Accumulated depreciation and amortization...............          3,265         4,882
                                                                       ------        ------
                                                                       $2,222        $2,279
                                                                       ======        ======


   Expenditures for repairs and maintenance are charged against income as incurred while renewals and betterments are capitalized.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Software development costs. The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company defines technological feasibility as the completion of a working model. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

     Revenue recognition.   The Company generates revenues from licensing the
rights to use its software products directly to end users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of software maintenance contracts, and from consulting and training services performed for customers who license its products.

     Revenues from software license agreements are recognized upon the delivery of the software to the customer if there are no significant post-delivery obligations and collection is probable. Service revenues consist of professional consulting, implementation and training services performed on a time-and-materials basis under separate service arrangements related to the implementation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. The Company enters into transactions which include both license and service elements. As such service elements do not include more than minor alteration of the software, the license fees are recognized upon delivery and the service revenues are recognized when performed.

     Software maintenance fees are recognized ratably over the term of the maintenance period. If software maintenance fees are provided for in the license fee or at a discount in a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance services to customers.

     Cost of license revenues consists primarily of the cost of media on which the product is delivered and third party software products which are resold by the Company. Cost of service and maintenance revenues consists primarily of salaries, benefits, subcontracted consulting costs and allocated overhead costs related to consulting personnel and the customer support group.

     Deferred revenues primarily relate to post-contract customer support which has been paid by customers prior to the performance of the services.

     Earnings Per Share. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98), effective December 31, 1997. SFAS 128 established new standards for computing and presenting earnings per share. Under SFAS 128, earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options, warrants and convertible preferred stock. SAB 98 eliminates the requirement to include in earnings per share the dilutive effect of certain stock options granted during the twelve months preceding an initial public offering, calculated using the treasury stock method and the initial public offering price. Had SAB 98 not been adopted, the pro forma basic and diluted earnings per share for the years ended December 31, 1996 and 1995 would have been $(1.10) and $(.41) per share, respectively, and the pro forma basic and diluted earnings per share for the year ended December 31, 1997 would have been $.41 and $.37 per share, respectively.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    Previously issued earnings per share have been restated to reflect the provisions of SFAS 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98.

    The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                       1995                1996               1997
                                                                ------------------  ------------------  -----------------
Basic earnings per share:
-------------------------
 Net income (loss) applicable to common shareholders..........            $(5,026)            $(1,884)            $2,721
                                                                          =======             =======             ======
 Weighted average shares outstanding..........................              4,255               4,258              6,371
                                                                          =======             =======             ======
 Basic earnings per share.....................................            $ (1.18)            $  (.44)            $  .43
                                                                          =======             =======             ======

Diluted earnings per shares:
----------------------------
 Net income (loss)............................................            $(3,786)            $(1,047)            $3,173
 Accretion of Series A preferred stock dividends..............                  -                (394)                 -
 Accretion of Series B preferred stock dividends..............               (275)                (58)              (208)
 Increase in fair market value of redeemable common
   stock warrants.............................................               (965)               (385)                 -
                                                                          -------             -------             ------
                                                                          $(5,026)            $(1,884)            $2,965
                                                                          =======             =======             ======


 Weighted average shares outstanding..........................              4,255               4,258              6,371
 Weighted average shares resulting from exercise of options,
   calculated in accordance with the treasury stock method....                  -                   -                397
 Weighted average shares resulting from conversion of
   redeemable common stock warrants...........................                  -                   -                409
 Weighted average shares resulting from conversion of
 Series A preferred stock.....................................                  -                   -                537
                                                                          -------             -------             ------
                                                                            4,255               4,258              7,714
                                                                          =======             =======             ======
 Diluted earnings per share...................................            $ (1.18)            $  (.44)            $  .38
                                                                          =======             =======             ======


   The 1995 and 1996 calculations of diluted earnings per share do not include the exercise of stock options (see Note 9), the conversion of Series A and Series B preferred stock (see Note 7) or the conversion of the redeemable common stock warrants (see Note 8), as the effect on diluted earnings per share would have been antidilutive. The 1997 calculation of diluted earnings per share does not include the conversion of the Series B preferred stock as the effect on diluted earnings per share would have been antidilutive.

   Income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities and the net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    Long-lived assets. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS 121). This statement requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

    Concentration of credit risk. Financial instruments which potentially subject the Company to concentration of credit risk consists principally of cash and trade receivables. As of December 31, 1996, one customer accounted for 10% of accounts receivable. No one customer accounted for greater than 10% of accounts receivable as of December 31, 1997.

    Use of estimates in the preparation of financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications. Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements in order for them to be presented in conformity with the 1997 consolidated financial statements.

    Recently issued accounting standards. In 1997 the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. In 1997 the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS
131), which requires a new model for segment reporting. The adoption of SFAS 130 and SFAS 131 is required in 1998. The adoption of these standards will not impact the Company's results from operations or financial position.

    In October 1997, the AICPA issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company does not believe that the adoption of SOP 97-2 will have a material impact on its financial position or results of operations.


(3) RESTRUCTURING OF OPERATIONS

    Effective September 1, 1996, the Company sold its assets related to the Telemar product line to a third party buyer, Telemar Software International, LLC
(TSI) (see Note 17). TSI also assumed certain liabilities of the Company related to the Telemar product line. As a result of the sale, the Company was relieved of liabilities in excess of assets sold and, accordingly, recognized a net gain of approximately $92,000 in 1996. Concurrent with the sale, certain employees who were dedicated to the Telemar product line were terminated by the Company and rehired by TSI.

    In connection with the sale, TSI also gave the Company a promissory note in the principal amount of $650,000, payable in five equal annual installments of $130,000 and bearing annual interest at 8.0%. The Company fully reserved for the note receivable at the date of sale because collectibility, based on the start up nature of TSI operations, was not ascertainable. The note is secured by substantially all of the assets of TSI. In 1997, the Company received a $100,000 payment from TSI which, upon receipt, was recorded as other income in the accompanying 1997 financial statements.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(4) BANK INDEBTEDNESS

    In February 1997, the Company entered into an amended Loan and Security Agreement (the Credit Agreement) with a bank. The Credit Agreement consisted of a $6,000,000 line of credit and a $2,500,000 Term Note Payable (the Term Note). The Credit Agreement was further amended on March 17, 1997 (the March 1997 Amendment) to extend the maturity date of the line of credit to February 1, 1998. Upon the closing of the initial public offering (see Note 9), the Company repaid the outstanding principal balance plus accrued interest on the Line of Credit and Term Note. At December 31, 1997, there were no outstanding borrowings under the Line of Credit.

    Borrowings under the Line of Credit bear interest at prime (8.5% at December 31, 1997) plus 1.0% and are limited to 75% of qualified accounts receivable, as defined.

    The Term Note was originally payable in equal monthly installments of $41,667 commencing November 1, 1997. In addition to an 11.0% per annum interest which was payable on a current basis, the Company was required to accrue additional interest based upon a formula which approximated 9.0% (the Additional Interest). The Company was accruing for the Additional Interest, and at December 31, 1996, approximately $233,000 was included in accrued liabilities in the accompanying consolidated 1996 balance sheet. The Additional Interest was also repaid upon the closing of the initial public offering.


(5) OBLIGATIONS UNDER CAPITAL LEASES

    The Company leases certain equipment under capital leases which expire at varying dates through 2000.

    The following is a schedule of future minimum lease payments for capital leases as of December 31, 1997 and thereafter, (in thousands):

   1998.....................................................................         $273
   1999.....................................................................           85
   2000.....................................................................           48
                                                                                     ----
                                                                                      406
   Less--Amount representing interest.......................................           38
                                                                                     ----
   Present value of future minimum lease payments...........................          368
   Less--Current maturities.................................................          232
                                                                                     ----
                                                                                     $136
                                                                                     ====

   In February 1996, the Company sold certain equipment and simultaneously leased back the equipment under a Master Lease Agreement (the Lease Agreement). The Lease Agreement was accounted for as a financing lease and accordingly the proceeds from the sale were reflected as a debt obligation which is being amortized over the term of the lease. In connection with the Lease Agreement, the Company issued to the lessor warrants to purchase 6,750 shares of common stock at a price of $4.89 per share which was based upon the sale price of the Company's securities in the last transaction prior to the time the financing arrangement was negotiated. In accordance with the terms and conditions of the capital lease, the Company has a repurchase option whereby the equipment can be repurchased at fair market value, as defined. As the equipment was sold at its net book value there was no gain or loss as a result of the Lease Agreement.


(6) SUBORDINATED NOTE PAYABLE TO SHAREHOLDER

   The Subordinated Note Payable to Shareholder (the Shareholder Note) was payable in four annual, equal installments of $250,000, commencing in December 1994 and bore interest at 12.0% per annum. The installments of $250,000 due in December 1994 and 1995 were paid in 1995 and 1996, respectively. As of December 31, 1996 and 1997, the balance of the Shareholder's Note was $250,000 and $0, respectively. The outstanding principal balance of the Shareholder Note was repaid with proceeds from the initial public offering (see Note 9).

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(7) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In March 1995, the Company issued the Series A preferred, with a stated value of $1,000, to certain common shareholders for proceeds of approximately $4,475,000, net of issuance costs of approximately $25,000. In November 1996, the Company issued the Series B preferred, with a stated value of $1,000, to certain common shareholders for proceeds of approximately $4,228,000, net of issuance costs of approximately $122,000. In connection with the initial public offering the Series A and Series B Preferred Stock, plus accrued dividends, were converted into shares of common stock (see Note 9).

    Dividends.   The Series A preferred and Series B preferred accrued dividends at a rate of 8% per annum. As of December 31, 1996, the carrying value of the Series A and Series B preferred included $669,000 and $58,000, respectively, of accrued but unpaid dividends.

    Conversion.   Holders of the Series A preferred and Series B preferred were entitled to convert such shares into common stock at a rate of $4.89 and $7.11 per share, respectively, with such conversion rate subject to adjustment, as defined (see above).


(8) REDEEMABLE COMMON STOCK WARRANTS

    During 1990 and 1991, the Company issued redeemable warrants to purchase 433,372 shares of common stock, with exercise prices ranging from $.40 per share to $1.33 per share. In connection with the initial public offering the redeemable common stock warrants were converted into 416,699 shares of common stock (see Note 9).

    The Company accounted for the initial value of the warrants based on their fair market values at the time the warrants were originally issued. Subsequent increases in the fair market value of the warrants, as determined by sales of the Company's common stock, resulted in adjustments to the carrying value of the warrants through direct charges to accumulated deficit. As of December 31, 1996, the redeemable common stock warrants were reflected in the accompanying consolidated financial statements based on the estimated fair market value of $7.11 per share.


(9) SHAREHOLDERS' EQUITY

    Common stock. In connection with its initial public offering (see below), the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000 and to give effect to a 2.25-for-1 split of the Company's common stock. The accompanying financial statements have been restated to reflect this stock split and change in authorized shares.

    In July 1997, the Company completed its initial public offering (IPO) of 3,900,000 shares of its common stock, of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were issued and sold by certain selling shareholders. As a result of this offering, the Company recorded proceeds of $32.4 million, net of related underwriting discounts and offering expenses of $4.1 million. In connection with the offering, the Company's Series A and Series B preferred stock were converted into 1,532,161 shares of common stock (see Note 7), 416,699 shares of common stock were issued in connection with the exercise of the redeemable common stock warrants (see Note 8) and 154,934 stock options were exercised.

    The Company sold 32,400 shares of common stock in December 1996 at a per share price of $7.11 for aggregate proceeds of approximately $231,000.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(9) SHAREHOLDERS' EQUITY--(CONTINUED)

    Restricted stock awards. During 1990, the Company granted 160,875 shares of common stock to certain key employees in consideration of future services to be performed. The awards require the recipients to be employed or engaged as a consultant by the Company for seven years in order to retain ownership of the stock. The related compensation was recognized ratably over the 7-year vesting period. During each of 1995, 1996 and 1997, $10,000 of compensation expense was recognized in connection with these restricted stock awards.

    Stock option plans.   The Company has stock option plans which provide for
the issuance of both incentive and nonqualified stock options. In March 1996, the Company adopted both the 1996 Employee and Consultant Stock Option Plan, which provides for the issuance of up to 900,000 shares of common share for both incentive and nonqualified stock options, and the 1996 Non-Employee Directors' Stock Option Plan, which provides for the issuance of up to 135,000 shares of common stock (collectively, The 1996 Plans). Under the provisions of The 1996 Plans, the exercise price of each option shall not be less than 100% of the fair market value of a share of common stock at the time of grant, as defined, and the options may vest immediately or over time. The 1996 Plans shall be adjusted for future changes in the capitalization of the Company or as designated by the Board of Directors.

    Previous to The 1996 Plans, the Company had established a stock option plan which provided for the issuance of up to 900,000 shares of common stock for both incentive and nonqualified stock options. Under the provisions of this plan, the exercise price of each option was not to be less than 100% of the fair market value of a share of common stock, as defined, and the options could vest immediately or over time.

    The Company has adopted the provisions of Statement of Financial Accounting Standards, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 1995, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                          1995            1996                1997
                                                       -----------  -----------------  ------------------
Risk free interest rate..............................        5.77%        6.15%-6.94%         5.77%-6.30%
Expected dividend yield..............................         None               None                None
Expected lives.......................................      8 years            8 years             5 years
Expected volatility..................................          72%                72%                 56%

   Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                      1995          1996         1997
                                                                  ------------  -------------  ---------
Net income (loss):
 As reported....................................................      $(3,786)       $(1,047)     $3,173
 Pro forma......................................................      $(3,806)       $(2,563)     $2,215
Basic net income (loss) per common share:
 As reported....................................................      $ (1.18)       $  (.44)     $  .43
 Pro forma......................................................      $ (1.19)       $  (.80)     $  .28
Diluted net income (loss) per common share:
 As reported....................................................      $ (1.18)       $  (.44)     $  .38
 Pro forma......................................................      $ (1.19)       $  (.80)     $  .23

              INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(9) SHAREHOLDERS' EQUITY--(CONTINUED)

    A summary of the status of the Company's two stock option plans at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                                1995                        1996                         1997
                                      -------------------------  ---------------------------  ---------------------------
                                                     WEIGHTED                     WEIGHTED                     WEIGHTED
                                                     AVERAGE                      AVERAGE                      AVERAGE
                                                     EXERCISE                     EXERCISE                     EXERCISE
                                                   ------------                 ------------                 ------------
                                        SHARES        PRICE         SHARES         PRICE         SHARES         PRICE
                                      -----------  ------------  -------------  ------------  -------------  ------------
Outstanding, beginning of year......     771,754          $2.48       894,606          $2.97     1,336,349          $4.62
Granted.............................     144,751           5.57       502,875           7.51       409,626           9.56
Exercised...........................           -              -        (5,782)           .04      (187,957)          1.13
Expired.............................     (21,899)          3.08       (55,350)          4.61       (48,470)          9.81
                                         -------                    ---------                    ---------
Outstanding, end of year............     894,606           2.97     1,336,349           4.62     1,509,548           6.23
                                         =======                    =========                    =========
Exercisable, end of year............     632,572           2.18       854,282           3.42       896,335           4.74
                                         =======                    =========                    =========
Weighted average fair value
 of options granted.................                      $4.40                        $5.80                        $6.27
                                                          =====                        =====                        =====

   The following table presents weighted average price and life information for significant option groups outstanding at December 31, 1997:

                                                   WEIGHTED AVERAGE              WEIGHTED
      RANGE OF                NUMBER            REMAINING CONTRACTUAL             AVERAGE                NUMBER
   EXERCISE PRICES          OUTSTANDING              LIFE (YEARS)             EXERCISE PRICE           EXERCISABLE
---------------------  ---------------------    ---------------------     -----------------------  -------------------
        $.04                          91,906              3.8                       $  .04               91,906
     $2.25-$2.94                      68,474              4.9                       $ 2.58               68,474
     $4.00-$4.89                     444,917              6.6                       $ 4.14              394,760
     $6.22-$7.11                     482,951              8.6                       $ 6.97              280,451
        $8.00                        243,000              8.5                       $ 8.00               60,744
    $10.50-$11.75                    117,800              9.8                       $11.43                    -
       $13.00                         60,500              9.6                       $13.00                    -
                                   ---------                                                            -------
                                   1,509,548                                                            896,335
                                   =========                                                            =======

   Stock purchase plan. On March 1, 1997, the Board of Directors approved the adoption of an employee stock purchase plan designed to allow eligible employees of the Company to purchase shares of common stock. The Board of Directors has reserved 450,000 shares of Common Stock to be available under this plan. The stock purchase plan allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each offering period. During 1997 employees purchased 5,841 shares of common stock for an aggregate purchase price of approximately $48,000.

(10) INCOME TAXES

     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1995        1996       1997
                                             -----------  ---------  ---------
Current:
 Foreign...................................        $  75      $   -      $ 199
 Federal...................................            -          -          -
 State.....................................           25         30         32
                                                   -----      -----      -----
                                                   $ 100      $  30      $ 231
                                                   =====      =====      =====

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(10) INCOME TAXES--(CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. Gross deferred tax assets of $3,944,000 and $2,653,000, and a valuation allowance of $3,944,000 and $2,653,000 are included in the deferred tax balance as of December 31, 1996 and 1997, respectively. A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset.

   The approximate tax effects of temporary differences which give rise to deferred tax assets and liabilities is as follows (in thousands):

                                                                       DECEMBER 31,
                                                      ----------------------------------------------
                                                          1995            1996            1997
                                                      -------------  --------------  ---------------
Current:
Allowance for doubtful accounts.....................       $   153         $   178          $   243
Accrued vacation and payroll........................            14              57               65
Loss on sale of property held for sale..............            40               -                -
Other...............................................           174             216               76
Valuation allowance.................................          (381)           (451)            (384)
                                                           -------         -------          -------
                                                           $     0         $     0          $     0
                                                           =======         =======          =======

                                                                           DECEMBER 31,
                                                           -------------------------------------------
                                                             1995             1996              1997
                                                           --------         --------          --------
Non-current:
Acquired software...................................       $    188         $      -          $      -
Depreciation........................................             (9)              51                71
Deferred compensation...............................             20               23                 -
Rental obligations..................................            167              154               145
Other...............................................             39                -                 -
Tax effect of net operating losses, excluding
 amounts related to stock option exercises..........          3,373            3,265             2,053
Valuation allowance.................................         (3,778)          (3,493)           (2,269)
                                                           --------         --------          --------
                                                           $      0         $      0          $      0
                                                           ========         ========          ========


   The exercise of non-qualified stock options gives rise to compensation which is included in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. As a result of the exercise of nonqualified stock options during 1997, the Company has related net operating loss carryforwards of $3,350,000 which can be used to offset future taxable income, if any. When realized, the related tax benefits of these net operating loss carryforwards will be credited directly to paid in capital.

   The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1995         1996         1997
                                                           ------------  -----------  -----------
Income tax at statutory rate.............................          (34)%        (34)%         34%
Other....................................................           (3)          (3)           1
Net operating loss not benefited.........................           37           37            -
Utilization of net operating loss carryforwards..........            -            -          (35)
                                                                  ----         ----         ----
                                                                     0%           0%           0%
                                                                  ====         ====         ====

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(10) INCOME TAXES--(CONTINUED)

     At December 31, 1997, the Company had approximately $8,600,000 of U.S. Federal net operating loss carryforwards, of which approximately $3,350,000 resulted from the exercise of nonqualified stock options (see above), and approximately $2,500,000 of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. These U.S. Federal net operating loss carryforwards expire through 2011 and the state net operating loss carryforwards expire through 2002.

    In addition, the Company has United Kingdom net operating loss carryforwards of approximately $1,360,000 which can be utilized to offset future taxable income and which have no expiration.

    The Company's initial public offering (see Note 9) resulted in a change in ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4,700,000.


(11) RELATED PARTY TRANSACTIONS

     Notes receivable from officers and employees at December 31, 1996 and 1997 consists of net advances to shareholders of $572,000 and $24,000, respectively. Amounts totaling $572,000 were repaid to the Company in connection with the initial public offering (see Note 9).

     Prior to 1997, the Company had entered into agreements with a principal shareholder and its general partner which provided the Company financial advisory services. The agreement called for an annual advisory fee to be paid to this shareholder. In addition, an annual advisory fee was to be paid to an affiliate of the shareholder until the earlier to occur of January 2, 1998, the date of an initial public offering of common stock with gross proceeds to the Company of at least $10.0 million (see Note 9), or the sale by the Company of substantially all of its stock or assets. Included in the accompanying consolidated statements of operations are financial advisory fees of $50,000, $40,000 and $15,000 in 1995, 1996 and 1997, respectively. In addition, the Company paid $100,000 to an affiliate of this shareholder in November 1996 in connection with the issuance of Series B preferred stock (see Note 7).


(12) COMMITMENTS AND CONTINGENCIES

     Leases. The Company has entered into an agreement to lease its corporate headquarters. This lease commenced April 1, 1994, and has a term of 10 years. Total aggregate lease payments of approximately $2,176,000 are being amortized on a straight-line basis over the term of the operating lease, beginning in April 1994. Accordingly, approximately $38,000 and $28,000 of deferred rent expense was recorded during 1996 and 1997, respectively, related to this lease and is included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

     During 1995, the Company entered into an agreement to lease office space in Irvine, California, which is used as a sales, service and product development facility. The lease commenced January 5, 1995, and has a term of 6 years. Under the terms of the lease, the Company is committed to pay aggregate lease payments of approximately $2,961,000. In connection with entering into this lease, the Company terminated the lease for its previous California facility. As a result of the termination of such lease, the Company incurred a $223,000 lease termination cost which is reflected as other expense in the accompanying 1995 consolidated statement of operations. The termination charge, which is being paid in monthly installments of approximately $5,000 through October 31, 1998, is included in other accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.

     The Company leases other property and equipment under a number of operating leases extending for varying periods of time.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(12) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

   Operating lease rental expense approximated $1,054,000, $858,000 and $1,255,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Minimum future rental commitments under all operating leases for each of the succeeding five years subsequent to December 31, 1997, and thereafter, are as follows (in thousands):

            YEAR ENDING
           DECEMBER 31,                AMOUNT
-----------------------------------  -----------
1998...............................       $1,226
1999...............................        1,263
2000...............................        1,074
2001...............................          542
2002...............................          520
Thereafter.........................          622
                                          ------
                                          $5,247
                                          ======

     Litigation. The Company is a party to litigation arising in the normal course of business. In the opinion of management, no claims are expected to have a material adverse effect on the Company's operations or financial position.


(13) EMPLOYEE BENEFIT PLAN

     The Company has a voluntary 401(k) plan. All full-time employees who have completed six months of service are eligible to participate in the plan. The plan provides for matching contributions and an annual profit sharing contribution made at the discretion of the Company's Board of Directors. During 1995, 1996 and 1997, $12,000, $33,000 and $57,000, respectively, of matching contributions were made to the plan by the Company.


(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its capital lease obligations also approximates fair value.


(15) GEOGRAPHIC INFORMATION AND INDUSTRY SEGMENTS

     The Company operates in two major geographic areas and a single industry segment. The United States charges the European segment a 50% royalty on license fees recognized, which approximates the royalty fee charged to unaffiliated resellers. In addition, certain direct costs incurred by the United States segment, primarily related to research and development and customer support costs, are charged to the European segment. The elimination in the identifiable assets is for intercompany receivables.

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

(15) GEOGRAPHIC INFORMATION AND INDUSTRY SEGMENTS--(CONTINUED)

     The following tables summarize the Company's activities by geographic area for 1995, 1996 and 1997 (in thousands).

                                           UNITED
                                           STATES          EUROPE         ELIMINATION         CONSOLIDATED
                                        -------------  --------------  ------------------  ------------------
Year Ended December 31, 1997
 Revenues.............................       $32,345          $6,086             $(1,759)            $36,672
                                             =======          ======             =======             =======
 Income (loss) from operations........       $ 4,239          $ (853)            $     -             $ 3,386
                                             =======          ======             =======             =======
 Identifiable assets..................       $44,774          $3,620             $(4,472)            $43,922
                                             =======          ======             =======             =======
Year Ended December 31, 1996
 Revenues.............................       $22,762          $4,680             $(1,165)            $26,277
                                             =======          ======             =======             =======
 Income (loss) from operations........       $   802          $ (740)            $     -             $    62
                                             =======          ======             =======             =======
 Identifiable assets..................       $17,483          $2,648             $(2,850)            $17,281
                                             =======          ======             =======             =======
Year Ended December 31, 1995
 Revenues.............................       $20,093          $4,332             $  (616)            $23,809
                                             =======          ======             =======             =======
 Income (loss) from operations........       $(2,520)         $  (66)            $     -             $(2,586)
                                             =======          ======             =======             =======
 Identifiable assets..................       $11,929          $2,710             $(2,120)            $12,519
                                             =======          ======             =======             =======


   The following table summarizes the Company's revenues by major worldwide regions (in thousands):

                                   FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------
                                     1995        1996        1997
                                  ----------  ----------  ----------
United States...................     $14,792     $19,483     $26,887
Canada..........................       1,018         546         833
Mexico and Latin America........         256         277       1,903
Europe..........................       6,390       4,798       5,552
Pacific Rim.....................       1,353       1,173       1,497
                                     -------     -------     -------
                                     $23,809     $26,277     $36,672
                                     =======     =======     =======

(16)  SIGNIFICANT CUSTOMERS

   For the years ended December 31, 1995, 1996 and 1997, approximately 24%, 8% and 10% respectively, of the Company's revenues resulted from sales to a single customer.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is included in Item 4A of this Form 10-K. The information required by Item 401 of Regulation S-K with respect to directors of the Company and information required by Item 405 of Regulation S-K is incorporated by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  FINANCIAL STATEMENTS

              See Item 8 of this Report

          2.  FINANCIAL STATEMENT SCHEDULES

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Information Management Associates, Inc. included in this Form 10-K and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole



                                  ARTHUR ANDERSEN LLP


Hartford, Connecticut
January 30, 1998

                                  SCHEDULE II

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT
                                                  BEGINNING       CHARGED TO COST                          BALANCE AT
                                                  OF PERIOD        AND EXPENSES         DEDUCTIONS        END OF PERIOD
                                               ---------------  -------------------  -----------------  -----------------
Allowance for Doubtful Accounts
 January 1, 1995-December 31, 1995...........         $469,980           $  996,701       $(1,041,353)           $425,328
 January 1, 1996-December 31, 1996...........         $425,328           $  390,224       $  (333,578)           $481,974
 January 1, 1997-December 31, 1997...........         $481,974           $1,138,614       $  (990,511)           $630,077

          3. EXHIBITS (*denotes filed herewith)(**denotes a management contract or compensating plan or arrangement)

              3.1 Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Registrants Report on Form 10-Q for the quarter ended September 30, 1997, Exhibit 3.1).

              3.2 Amended and Restated By-Laws of the Registrant. (Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, Exhibit 3.2).

              4.1 Specimen Certificate for shares of Common Stock, no par value, of the Registrant. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 4.1).

              10.1 Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.1).**

              10.2 Original Form of Non-Qualified Stock Option Agreement (Amended and Restated 1991 Stock Option Plan). (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.2).**

              10.3 Amended Form of Non-Qualified Stock Option Agreement (Amended and Restated 1991 Stock Option Plan). (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.3).**

              10.4 1996 Employee and Consultant Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.4).**

              10.5 Form of Non-Qualified Stock Option Agreement (1996 Employee and Consultant Stock Option Plan). (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.5).**

              10.6 1996 Non-Employee Directors Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.6).**

              10.7 Form of Non-Qualified Stock Option Agreement (1996 Non-Employee Directors Stock Option Plan). (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.7).**

              10.8 Employee Stock Purchase Plan. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.8).**

              10.9 Note and Warrant Purchase Agreement between the Company and Wand/IMA Investments, L.P., dated December 21, 1990. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.9).

              10.10 Amendment  to Note and Warrant  Purchase  Agreement  between the Company and Wand/IMA Investments, L.P., dated March 1, 1993. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.10).

              10.11 Amendment  No. 2 to Note and Warrant  Agreement  between the
                    Company and Wand/IMA Investments, L.P., dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.11).

              10.12 Common  Stock  Purchase  Warrant No. W-3 issued to Thomas F.
                    Hill, dated December 21, 1990. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.12).

              10.13 Amendment  No. 1 to Common Stock  Purchase  Warrant No. W-3,
                    dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.13).

              10.14 Amendment  No. 2 to Common Stock  Purchase  Warrant No. W-3,
                    dated November 16, 1994.  (Incorporated  by reference to the

                    Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.14).

              10.15 Amendment  No. 3 to Common Stock  Purchase  Warrant No. W-3,
                    dated September 20, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.15).

              10.16 Stock  Purchase  Agreement  between the Company and Wand/IMA
                    Investments, L.P., dated September 4, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.16).

              10.17 Amendment No. 1 to Stock Purchase  Agreement dated September
                    4, 1991 between the Company and Wand/IMA Investments, L.P., dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.17).

              10.18 Stock  Purchase  Agreement  between the Company and Wand/IMA
                    Investments, L.P., dated October 29, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.18).

              10.19 Amendment No. 1 to Stock  Purchase  Agreement  dated October
                    29, 1991 between the Company and Wand/IMA Investments, L.P., dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.19).

              10.20 Exchange  and  Note   Modification   Agreement  between  the
                    Company and Wand/IMA Investments, L.P., dated October 29, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.20).

              10.21 Common  Stock  Purchase  Warrant  No. W-4 issued to Wand/IMA
                    Investments, L.P., dated October 29, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.22).

              10.22 Amendment  No. 1 to Common Stock  Purchase  Warrant No. W-4,
                    dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.23).

              10.23 Amendment  No. 2 to Common Stock  Purchase  Warrant No. W-4,
                    dated November 16, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.24).

              10.24 Amendment  No. 3 to Common Stock  Purchase  Warrant No. W-4,
                    dated September 20, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.25).

              10.25 Common  Stock  Purchase  Warrant  No.  W-5  issued  to  Wand
                    Partners Inc., dated October 29, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.26).

              10.26 Amendment  No. 1 to Common Stock  Purchase  Warrant No. W-5,
                    dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.27).

              10.27 Amendment  No. 2 to Common Stock  Purchase  Warrant No. W-5,
                    dated November 16, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.28).

              10.28 Amendment  No. 3 to Common Stock  Purchase  Warrant No. W-5,
                    dated September 20, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.29).

              10.29 Stock  Purchase  Agreement  between  the Company and certain
                    Purchasers, dated March 26, 1993. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.30).

              10.30 Stock  Purchase  Agreement  between  the  Company,   certain
                    Selling Shareholders and Mercury Asset Management plc, dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.31).

              10.31 Stock  Purchase  Agreement  between  the  Company,   certain
                    Selling Shareholders and D. Callard, B. Schnitzer and M. Appelbaum as Purchasers, dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.32).

              10.32 Stock Purchase  Agreement  between the Company,  V. Nesi and
                    G. Collins, dated November 14, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.33).

              10.33 Stock  Purchase  Agreement  between the Company and Wand/IMA
                    Investments, L.P., dated as of November 16, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.34).

              10.34 Stock  Purchase   Agreement  among  the  Company,   Wand/IMA
                    Investments, L.P. and Wand/IMA Investments II L.P., dated as of March 31, 1995. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.35).

              10.35 Stock  Purchase   Agreement  among  the  Company,   Wand/IMA
                    Investments II L.P. and Wand/IMA Investments L.P. III, dated October 31, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.36).

              10.36 Stock Purchase  Agreement among the Company,  V. Nesi and G.
                    Collins, dated December 18, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.37).

              10.37 Asset  Purchase  Agreement  between  the Company and Telemar
                    Software International LLC, dated as of July 31, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.46).

              10.38 Sublease   between  the   Company   and   Telemar   Software
                    International, LLC, dated as of September 1, 1996. (Incorporated by reference to the Registrant's Registration

                    Statement  on  Form  S-1,  File  Number  333-22923,  Exhibit
                    10.47).

              10.39 8%   Promissory   Note  due  2002  from   Telemar   Software
                    International, LLC to the Company, dated as of September 1, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.48).

              10.40 Security  Agreement between the Company and Telemar Software
                    International, LLC, dated September 16, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.49).

              10.41 Lease  Agreement  between the Company and Robert D.  Scinto, dated as of October 6, 1993. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.57).

              10.42 First Amendment to Lease  Agreement  between the Company and
                    Robert D. Scinto, dated January 30, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.58).

              10.43 Full Service  Office Lease between the Company and Lakeshore
                    Towers Limited Partnership Phase I and the Company, dated November 4, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.59).

              10.44 Amendment to Lease between the Company and Lakeshore  Towers
                    Limited Partners, Phase I, dated July 15, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.60).

              10.45 Letter  Agreement among the Company,  Wand/IMA  Investments,
                    L.P. and certain Shareholders, dated December 21, 1990. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.62).

              10.46 Amendment to Letter  Agreement  among the Company,  Wand/IMA
                    Investments, L.P. and certain Shareholders, dated October 29, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.63).

              10.47 Second  Amendment  to Letter  Agreement  among the  Company,
                    Wand/IMA Investments, L.P. and certain Shareholders, dated June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.64).

              10.48 Letter   Agreement   among  the   Company,   Mercury   Asset
                    Management plc and certain Shareholders, dated as of June 1, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923,
                    Exhibit 10.65).

              10.49 Consulting Service Agreement between the Company and Clifton
                    Myers Enterprises, Inc., dated January 1, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.68).

              10.50 Equipment  Lease  Agreement  between  the  Company  and  Tal
                    Financial Corporation, dated February 1, 1996. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.69).

              10.51 Amendment  No. 4 to Common Stock  Purchase  Warrant No. W-3,
                    dated April 29, 1997. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.70).

              10.52 Amendment  No. 4 to Common Stock  Purchase  Warrant No. W-4,
                    dated April 29, 1997. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.71).

              10.53 Amendment  No. 4 to Common Stock  Purchase  Warrant No. W-5,
                    dated April 29, 1997. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.72).

              10.54 Waiver  and  Consent  Agreement,  dated  November  1,  1996.
                    (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.74).

              10.55 Letter  Agreement  regarding  conversion of Preferred  Stock and Warrants, dated July 1, 1997. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 10.75).

              21.1 Subsidiaries of the Registrant. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File Number 333-22923, Exhibit 21.1).

             *23.1  Consent of Arthur Andersen LLP.

             *27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INFORMATION MANAGEMENT ASSOCIATES, INC.


                             By:       /s/  Albert R. Subbloie, Jr.
                                 ------------------------------------------
                                 Albert R. Subbloie, Jr.
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                                TITLE                    DATE


     /s/  Albert R. Subbloie, Jr.        President, Chief         March 26, 1998
     ------------------------------
     ALBERT R. SUBBLOIE, JR.             Executive Officer
                                         and Director
                                         (Principal
                                         Executive Officer)


     /s/  Gary R. Martino                Chairman of the          March 26, 1998
     ------------------------------
     GARY R. MARTINO                     Board of
                                         Directors, Chief
                                         Financial Officer,
                                         Treasurer and
                                         Director
                                         (Principal
                                         Financial and
                                         Accounting Officer)

     /s/  Paul J. Schmidt                Director                 March 26, 1998
     --------------------------------
     PAUL J. SCHMIDT


                                         Director                 March 26, 1998
     --------------------------------
     THOMAS F. HILL


     /s/   Andrei Poludnewycz            Director                 March 26, 1998
     ------------------------------
     ANDREI POLUDNEWYCZ


     /s/  Donald P. Miller               Director                 March 26, 1998
     ---------------------------------
     DONALD P. MILLER


     /s/  David J. Callard               Director                 March 26, 1998
     ----------------------------------
     DAVID J. CALLARD

                                  EXHIBIT INDEX


     Exhibit 23.1        Consent of Arthur Andersen LLP
     Exhibit 27.1        Financial Data Schedule