Form 10-Q
period 1998-03-31
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1998-05-15
CIK 871696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

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

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES    X    NO

The number of shares of the Registrant's Common Stock, no par value, outstanding on May 8, 1998 was 9,667,128.

                     INFORMATION MANAGEMENT ASSOCIATES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION..............................................1

Item 1:  Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 1998 and
                 December 31, 1997.............................................1

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1998 and 1997....................2

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1997....................3

                 Notes to Condensed Consolidated Financial Statements..........4

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................7

PART II.          OTHER INFORMATION...........................................20

Item 2:  Changes in Securities and Use of Proceeds............................20

Item 5:  Other Information....................................................21



SIGNATURES....................................................................23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                          March 31, December 31,
                                                             1998      1997
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................   $23,046     $24,271
   Accounts receivable, net.............................    16,591      14,815
   Other current assets.................................     2,348       1,420
                                                           -------     -------

      Total current assets..............................    41,985      40,506

Equipment, net..........................................     2,529       2,279
Goodwill................................................     1,031          --
Purchased software......................................       719          --
Other assets, net.......................................     1,258       1,137
                                                           -------    --------
                                                           $47,522     $43,922
                                                            ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of capital lease obligations......       197         232
   Accounts payable and accrued liabilities.............     7,530       4,375
   Deferred revenues....................................     5,150       1,686
                                                          --------    --------

      Total current liabilities.........................    12,877       6,293
Other long-term liabilities.............................       575         599
Shareholders' equity:
Common stock, no par value; 9,667,128 shares outstanding
   at March 31, 1998 and 9,236,037 shares outstanding
   at December 31, 1997............................         54,566      51,102
Shares to be issued in connection with acquisition......       564          --
Cumulative translation adjustment.......................      (68)       (101)
Accumulated deficit.....................................  (20,992)    (13,971)
                                                           ------      ------
      Total shareholders' equity........................    34,070      37,030
                                                          --------    --------
                                                           $47,522     $43,922
                                                            ======      ======

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                         Three Months Ended
                                                              March 31,
                                                           1998       1997
Revenues:
   License fees....................................   $   5,315     $  3,802
   Services and maintenance........................       4,778        3,654
                                                      ---------     --------

      Total revenues...............................      10,093        7,456
Cost of revenues:
   Cost of license fees............................         121           71
   Cost of services and maintenance................       2,588        1,952
                                                      ---------    ---------

      Total cost of revenues.......................       2,709        2,023
Gross profit.......................................       7,384        5,433
Operating expenses:
   Sales and marketing.............................       3,915        2,648
   Product development.............................       1,706        1,532
   General and administrative......................       1,299        1,092
   Acquired product development costs..............       7,658           --
                                                      ---------      -------

      Total operating expenses.....................      14,578        5,272
Operating income (loss)............................     (7,194)          161
Other income (expense).............................         267        (257)
Loss before provision for income taxes.............     (6,927)         (96)
Provision for income taxes.........................          94           90
                                                    -----------  -----------
Net loss...........................................     (7,021)        (186)
Accretion of preferred stock dividends.............     --               191
                                                   ------------  -----------
Loss applicable to common shareholders............. $   (7,021)  $     (377)
                                                     ==========   ==========
Diluted/Basic net loss per share................... $    (0.75)  $    (0.09)
                                                    ===========   ==========
Shares used in computing diluted and basic
    earnings per share..                                  9,324        4,293
                                                     ==========    =========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                              Three Months Ended
                                                                    March 31,
                                                                1998       1997
Cash Flows from Operating Activities:
   Net loss.............................................. $  (7,021)  $    (186)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization......................       280         345
      Charge for acquired product development costs......     7,658          --
   Changes  in  operating  assets  and  liabilities,
       exclusive of effects  of acquisitions:
      Accounts receivable, net...........................     (979)        (873)
      Other current assets...............................     (756)        (316)
      Other assets, net..................................     (105)        (414)
      Accounts payable and accrued liabilities...........       47          273
      Deferred revenues..................................    1,216        1,388
      Other long-term liabilities........................      (24)         (16)
                                                            -------      -------
             Net cash provided by operations.............      316          201
							    -------      -------
Cash Flows from Investing Activities:
   Acquisition of equipment..............................     (352)        (556)
   Cash paid in connection with acquisitions.............   (1,247)      -------
   Payment of acquisition related deal costs.............     (585)          --
                                                            -------      -------

             Net cash used in Investing Activities.......   (2,184)        (556)
                                                            -------      -------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options...............      645           --
   Repayment of capital lease obligations................     ( 35)         (72)
                                                            -------      -------
             Net Cash Provided by Financing Activities...      610          (72)
							    ------       -------
Effect of Exchange Rate Changes..........................       33         (105)
                                                            -------      -------
Net Decrease in Cash and Cash Equivalents................   (1,225)        (532)
Cash and Cash Equivalents, beginning of period...........   24,271        3,073
                                                            -------      -------
Cash and Cash Equivalents, end of period.................  $23,046      $ 2,541
                                                            =======      =======
Supplemental Disclosure of Non-cash Activities:
   Accretion of Series A preferred stock in
      lieu of dividends.................................. $    ---         $103
   Accretion of Series B preferred stock
      in lieu of dividends...............................      ---           88
   Issuance of common stock in connection with
      acquisitions.......................................    3,383          ---

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc. and its wholly owned subsidiary Information Management Associates Limited (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         The unaudited information has been prepared on the same basis as the annual financial statements, and in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2.       Business Acquisitions

         On March 30, 1998, the Company acquired substantially all of the net assets of Marketing Information Systems, Inc. (MIS) and Telemar Software International, LLC (TSI) (the Acquisitions), each of which markets proprietary call center software focused on the IBM AS/400 user market.

         The aggregate purchase price of $9.4 million consisted of $1.3 million of cash, 254,841 shares of common stock valued at $3.4 million, $4.1 million of net assumed liabilities and $585,000 of transaction costs. Of the 254,841 shares, 42,508 shares (valued at $564,000) have been placed in escrow and will be released from escrow no later than March 30, 1999, subject to the satisfactory collection of accounts receivable and the absence of any indemnification claims. The value of the common stock was determined based on the average trading price of the Company's common stock for the two days prior to, the day of, and the two days after, the date that the terms of the Acquisitions were announced.

         The Acquisitions have been accounted for under the purchase method of accounting and the aggregate purchase price was allocated to the acquired assets and assumed liabilities based on their estimated value. Of the aggregate purchase price, $7.7 million was allocated to acquired product development costs and charged to operations at the date of acquisition, $719,000 was allocated to purchased software and will be amortized over three years and $1.0 million was allocated to goodwill and will be amortized oven seven years. The estimated fair values are subject to further refinement; however, the Company does not expect that the final allocation of the purchase price will differ materially from the preliminary allocation included above.

         The  Company's  results  from  operations,  exclusive  of the charge to
operations  related  to  the  acquired  product   development  costs,  were  not
materially impacted as a result of the Acquisitions.

3.       Earnings (Loss) Per Share

         The Company has adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share (SFAS 128) and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98), effective December 31, 1997. SFAS 128 established new standards for computing and presenting earnings (loss) per share. Under SFAS 128, earnings (loss) per share is computed both under the basic and dilutive methods. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings (loss) per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options, warrants and convertible preferred stock. SAB 98 eliminates the requirement to include in earnings (loss) per share the dilutive effect of certain stock options granted during the twelve months preceding an initial public offering, calculated using the treasury stock method and the initial public offering price.

The calculation of basic and diluted earnings (loss) per share are as follows (in thousands except per share amounts):


                                                         Quarter Ended March 31,
                                                             1998          1997
Basic/Diluted earnings (loss) per share:
   Net loss applicable to common shareholders......         $(7,021)      $(377)
                                                            ========      ======
   Weighted average shares outstanding.............            9,324      4,293
                                                               =====      ======
   Basic/Diluted earnings (loss) per share.........         $ (0.75)     $(0.09)
                                                             =======      ======

The March 31, 1998 calculation of diluted earnings (loss) per share does not include stock options as the effect on diluted earnings (loss) per share would have been antidilutive. The March 31, 1997 calculation of diluted earnings
(loss) per share does not include the exercise of stock options, the conversion of Series A and Series B preferred stock or the conversion of the redeemable common stock warrants as the effect on diluted earnings per share would have been antidilutive.

4.       Revenue Recognition

         As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the quarter ended March 31, 1998.

5.       Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the quarter ended March 31, 1998, the primary difference between reported net loss and comprehensive net loss was a cumulative translation adjustment of $33,000.

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

         On March 30, 1998, the Company acquired substantially all of the net assets of Marketing Information Systems, Inc. (MIS) and Telemar Software International, LLC (TSI) (The Acquisitions), each of which markets proprietary call center software focused on the IBM AS/400 user market.

         The aggregate purchase price for the two acquisitions was approximately $9.4 million, consisting of cash, common stock, assumption of liabilities, and payment of certain expenses. See Part II -- Item 5. Other Information of this Form 10-Q for a description of the acquisitions.

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

                              RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months ended March 31, 1998 and 1997.


                                                  Three Months Ended
                                                       March 31,
                                                1998              1997
                                            (unaudited)       (unaudited)
Revenues:
      License fees........................     52.7%             51.0%
      Services and maintenance............     47.3              49.0

          Total revenues..................    100.0             100.0

Cost of revenues:
      License fees........................      1.2               1.0
      Services and maintenance............     25.6              26.2

          Total cost of revenues..........     26.8              27.2

Gross profit..............................     73.2              72.8

Operating expenses:
      Sales and marketing.................     38.8              35.5
      Product development.................     16.9              20.6
      General and administrative..........     12.9              14.6
      Acquired product development costs..     75.9               --

          Total operating expenses........    144.5              70.7

Operating income (loss)...................    (71.3)              2.1
Other income (expense)....................      2.6              (3.4)

Loss before provision for income taxes....    (68.7)             (1.3)
Provision for income taxes................      0.9               1.2

Net loss..................................    (69.6)%            (2.5)%

          The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                        Three Months Ended
                                                            March 31,
                                                    1998             1997
                                                    ----             ----
Cost of license fees..........................       2.3%             1.9%
Cost of services and maintenance..............      54.2%            53.4%


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues

         License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees increased 39.8% from $3.8 million, or 51.0% of total revenues, in the quarter ended March 31, 1997 to $5.3 million, or 52.7% of revenues, in the quarter ended March 31, 1998. The increase in license fees was primarily attributable to an increase in the average size of customer licenses, increased market awareness and acceptance of the Company's software products and increased productivity resulting from expansion of the Company's sales and marketing organization.

         Services And Maintenance. Service and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased by 30.8% from $3.7 million, or 49.0% of total revenues, in the quarter ended March 31, 1997 to $4.8 million, or 47.3% of total revenues, in the quarter ended March 31, 1998. The increase in services and maintenance was primarily attributable to the significant increase in software licenses.

Cost of Revenues

         Cost of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees increased 70.4% from $71,000, or 1.9% of the related license revenues, in the quarter ended March 31, 1997 to $121,000, or 2.3% of the related license revenues, in the quarter ended March 31, 1998. The increase in the cost of license fees was primarily attributable to an increase in the cost of third party products resold by the Company.

         Cost of Services And Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 32.6% from $2.0 million, or 53.4% of service and maintenance revenues, in the quarter ended March 31, 1997 to $2.6 million, or 54.2% of service and maintenance revenues, in the quarter ended March 31, 1998. The increase in cost of services and maintenance in the quarter ended March 31, 1998 was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers. Client services staff increased by 16 persons from March 31, 1997 to March 31, 1998.

Operating Expenses

         Sales And Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 47.8% from $2.6 million, or 35.5% of revenues, in the quarter ended March 31, 1997 to $3.9 million, or 38.8% of revenues, in the quarter ended March 31, 1998. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

         Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 11.4% from $1.5 million, or 20.6% of revenues, in the quarter ended March 31, 1997 to $1.7 million, or 16.9% of revenues, in the quarter ended March 31, 1998. The increase in product development expense in the quarter ended March 31, 1998 was primarily due to the hiring of new software development staff.

         General And Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 19.0% from $1.1 million, or 14.6% of revenues, in the quarter ended March 31, 1997 to $1.3 million, or 12.9% of revenues, in the quarter ended March 31, 1998. The increase in general and administrative expenses in the quarter ended March 31, 1998 was due to the addition of accounting and administrative staff to support the growth of the Company's business and an increase in legal and accounting fees.

         Acquired Product Development Costs. Acquired product development costs resulted from the March 30, 1998 acquisitions of MIS and TSI. There was no similar acquisition activity during the three months ended March 31, 1997.

         Other Income (Expense). Other income (expense) consists of interest expense on debt and equipment financing less interest earned on short term investments. Interest income increased by $245,000 from $29,000 in the quarter ended March 31, 1997 to $274,000 in the quarter ended March 31, 1998 while interest expense decreased from $286,000 in the quarter ended March 31, 1997 to $7,000 in the quarter ended March 31, 1998. Interest income increased due to income earned on investments from proceeds of the Company's initial public offering of common stock ("IPO") and interest expense decreased due to the pay off of debt with proceeds from the IPO.

         Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $90,000 in the quarter ended March 31, 1997 to $94,000 in the quarter ended March 31, 1998. At March 31, 1998, the Company had approximately $9.2 million of U.S. Federal net operating loss carryforwards, of which approximately $4.5 million resulted from the exercise of non-qualified stock options, and approximately $2.2 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. These U.S. Federal net operating loss carryforwards expire through 2011 and the state net operating loss carryforwards expire through 2002.

         In addition, the Company has United Kingdom net operating loss carryforwards of approximately $900,000 which can be utilized to offset future taxable income and which have no expiration.

         The Company's IPO resulted in a change in ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4.7 million.

Liquidity And Capital Resources

         At March 31, 1998, the Company had $23.0 million in cash and $16.6 million in accounts receivable. For the three months ended March 31, 1998, the company generated net cash of $316,000 from operating activities. The net cash of $316,000 generated from operations resulted primarily from the net loss of $7.0 million, offset by the $7.7 million non-cash charge for acquired product development costs related to the acquisitions of MIS and TSI, depreciation and amortization of $280,000, and an increase in deferred revenue of $1.2 million reduced by an increase of $979,000 in accounts receivable, and an increase of $756,000 in other current assets. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

         For the three months ended March 31, 1998, the Company's primary investing activities consisted of $1.3 million related to the acquisitions of MIS and TSI, payment of acquisition related deal costs of $585,000 and $352,000 of purchases of computer and office equipment to support the company's expanding employee base.

         For the three months ended March 31, 1998, the Company's primary financing activities consisted of the exercise of employee stock options which provided cash proceeds of $645,000.

         The Company anticipates that its current cash and cash equivalents together with cash provided by operations will be sufficient to meet the Company's projected working capital and other cash requirements for the foreseeable future. The Company's future operating and capital requirements will depend on numerous factors, including the Company's internal research and development programs, the level of resources the Company devotes to marketing and sales activities, advances in technology, the successful development and introduction of new products and any acquisitions or strategic alliances or investments which the Company may consider.

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

         History of Operating Losses; Uncertainty of Future Operating Results. The Company incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and the first quarter of 1998 and had an accumulated deficit of $21.0 million as of March 31, 1998. The Company's operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

         Ability to Integrate Acquisitions. The Company completed the acquisition of substantially all of the assets of MIS and TSI on March 30, 1998 for an aggregate purchase price of $9.4 million. The Company expensed acquired product development costs related to these acquisitions in the aggregate amount of $7.7 million in the first quarter of 1998, resulting in a net loss of $7.0 million for the quarter. MIS and TSI each have product lines which are focused on the IBM AS/400 market, which has not been the market to which the Company's EDGE products have been primarily directed. If the Company fails to successfully integrate the product lines, employees, distributors and customers of MIS and TSI, the Company's business, operating results and financial condition could be materially adversely affected.

         Product Concentration. Substantially all of the Company's revenues during 1997 and the three months ended March 31, 1998 were attributable to the licensing of EDGE and the provision of professional consulting, technical support and maintenance services relating to EDGE. The Company currently expects that the licensing of EDGE products and the provision of such related services will account for the majority of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for EDGE products and services, such as competition or technological changes, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the continued market acceptance of its EDGE products and the successful development, introduction and client acceptance of new and enhanced versions of EDGE products. There can be no assurance that the Company will continue to be successful in developing and marketing EDGE.

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

         Depending on the contract terms and conditions, licensing fees are recognized upon delivery of the product if no customer acceptance conditions or significant post-delivery obligations remain and collection of the resulting receivable is probable. However, if post- delivery obligations exist, or if the product is subject to customer acceptance, revenue will be deferred until no significant Company obligations exist or acceptance has occurred. In the past some customers have failed to honor their contractual obligations by delaying payments of a portion of license fees until implementation was complete and in some cases have disputed the license and consulting fees charged. There can be no assurance that the Company will not experience delays, cancellations or disputes regarding payment in the future, which could have a material adverse effect on the Company's business, operating results and financial condition and cause its quarterly operating results to vary significantly in the future.

         Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect its proprietary rights. The Company typically enters into confidentiality or license agreements with its employees, distributors, clients and potential clients, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that these steps will be adequate to deter misappropriation or independent third-party development of its technology or to prevent an unauthorized third party from obtaining or using information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect or enforce proprietary rights to the same extent as to the laws of the United States. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software product exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, the use of patents to protect software has increased, and there can be no assurance that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in the Company's favor. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required may not be available on terms favorable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, litigation may be necessary in the future to protect the Company's trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the company's business, operating results and financial condition.

         The Company has entered into agreements with a small number of its customers requiring the Company to place its source code in escrow. The escrow agreements typically provide that customers have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The escrow agreements, and any that the Company may enter into in the future, may increase the possibility of misappropriation by third parties. In addition, the Company utilizes a third-party contractor for selected product development projects which may also increase the possibility of misappropriation by third parties.

         Dependence on Indirect Marketing and Distribution Channels; Potential Conflicts. The Company maintains co-marketing relationships with consulting and systems integration companies to expand the visibility of its products in the United States and internationally and distributes its products outside the United States through remarketers and distributors. Such co- marketers, remarketers and distributors are not under the direct control of the Company and install and support the product lines of a number of companies. In addition, the co-marketers, remarketers and distributors are not subject to any minimum purchase requirements and can discontinue marketing the Company's products at any time without cause. The consulting and systems integration companies may also sell or co-market potentially competitive products. Accordingly, the Company must compete for the focus and sales efforts of these third party entities. Additionally, selling through indirect channels may limit the Company's contacts with its customers, potentially hindering its ability to accurately forecast sales and revenue, evaluate customer satisfaction and recognize emerging customer requirements. There can be no assurance that co-marketers, remarketers and distributors will continue to distribute or recommend the Company's products or do so successfully, or that the Company will succeed in increasing the use of these indirect channels profitably. There can also be no assurance that one or more of these companies will not begin to market products in competition with the Company. The termination of one or more of these relationships or the failure of the Company to establish additional relationships could adversely affect the Company's business, operating results and financial condition.

         The Company's strategy of marketing its products directly to end-users and indirectly through remarketers and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that a distribution channel conflicts will not materially adversely affect its relationships with existing remarketers and distributors or adversely affect its ability to attract new remarketers and distributors.

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

         Management of Growth. The Company recently experienced rapid growth that could place a significant strain on its management and other resources. The Company anticipates that continued growth, if any, will require it to recruit, hire, train and retain a substantial number of new and highly skilled product development, managerial, finance, sales and marketing and support personnel. Competition for such personnel is intense and the Company expects that such competition will continue for the foreseeable future. There can be no assurance that the Company will be successful at hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially adversely affected.

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

         Increased competition resulting from new entrants, consolidation of the call center customer interaction software industry, cooperative relationships or alliance could result in price reductions, reduced operating income or loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, service, support and other resources, generate higher revenues and have greater name recognition than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by it or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. There can be no assurance that the Company will be able to compete effectively against current or future competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, operating results or financial condition.

         Risks Associated With International Operations. International operations accounted for approximately 26%, 27% and 42% of total revenues for the years ended December 31, 1996 and 1997, and the quarter ended March 31, 1998, respectively. The Company intends to expand its international sales activity, which will require significant management attention and financial
resources  and  will  require  the  Company  to  establish   additional  foreign
operations and hire additional personnel. As of March 31, 1998 the Company employed 38 employees who are based in Europe. There can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, operating results or financial condition could be materially adversely affected. The Company's international sales are currently denominated in U.S. dollars with respect to sales outside of the United Kingdom and Europe, and generally in pounds sterling with respect to sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar or pound sterling relative to other currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of other risks, including potentially longer payment cycles and difficulties in enforcement of contractual obligations and intellectual property rights, potentially adverse tax consequences, increased costs associated with maintaining international marketing efforts, costs of localizing products for foreign markets, tariffs, duties and other trade barriers, adverse changes in regulatory requirements, possible recessionary economies outside of the United States and political and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales, and consequently, on its business, operating results or financial condition.

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

         In addition to the "Factors That May Affect Future Results" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the Company's filings with the Securities and Exchange Commission.

PART II:          OTHER INFORMATION

Item 2:           Changes in Securities and Use of Proceeds.

                  a.       Not Applicable.

                  b.       Not Applicable.

                  c. (1) On March 30, 1998, the Company issued 166,270 shares of common stock, no par value, to Marketing Information Systems, Inc. ("MIS"), an Illinois corporation, which constituted a portion of the consideration for the acquisition of substantially all of the assets of MIS. This issuance was made in reliance upon the exemptions contained in Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                    (2) On March 30, 1998 the Company was issued 68,571 shares of common stock, no par value, to the three members of Telemar Software International, LLC, a Delaware limited liability company ("TSI") which constituted a portion of the consideration for the acquisition of substantially all of the assets of TSI. This issuance was made in reliance upon the exemption contained in
                         Section 4(2) of the Act.

                  d.     Use of Proceeds

                    (1) On July 30, 1997, the Company's Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-22923, with respect to its initial public offering of common stock was declared effective by the Securities and Exchange Commission. The use of proceeds from the offering was described in the Company's Form 10-Q for the quarter ended September 30, 1997 and the Company's Form 10-K for the year ended December 31, 1997. Except as noted below, no information has changed with respect to the use of proceeds from the information set forth in the Company's Form 10-K.

                    (2) The Company used the net offering proceeds through March 31, 1998 as follows:

                    (a)  approximately    $7.4   million   for    repayment   of
                         indebtedness;
                    (b)  approximately   $3.8  million  for   working capital;
                    (c) approximately $21.0 million for temporary investments primarily in commercial paper;

                    (d)  approximately   $835,000   for   the   acquisition   of
                         equipment; and
                    (e)  approximately  $1.9  million  for  the   acquisition of
                         assets of MIS and TSI.

                    Each of these amounts is a reasonable estimate of the amount of the net offering proceeds set forth above so applied. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus included in the Registration Statement.

         Item 5:           Other Information:

         On March 30, 1998, the Company acquired substantially all of the assets of Marketing Information Systems, Inc.("MIS"), and Telemar Software International, LLC ("TSI"), each of which markets proprietary call center software focused on the IBM AS/400 user market. TSI had acquired the assets related to the Telemar product line from the Company in September 1996. On April 20, 1998, the Company also entered into a co-marketing agreement with IBM relating to marketing products to customers utilizing the AS/400 hardware platform.

         The purchase price for the assets of MIS was $6.0 million. In connection with the acquisition of MIS, the Company hired 26 former employees of MIS, including three employees located in The Netherlands, where the Company has established an office. As a result of the acquisition, the Company has added 10 new distributors and remarketers, including 10 international distributors.

         The purchase price for the assets of TSI was $3.4 million. In connection with the acquisition of the assets of TSI, the Company hired 17 former employees of TSI. As a result of the acquisition, the Company has added one new international distributor.

         Item 6:           Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    2.1 Asset Purchase Agreement dated March 30, 1998 by and among the Registrant, Marketing Information Systems, Inc., MSM Systems Europe B.V., John B. Kennedy, Edison Ventures Fund II, L.P., and Edison Ventures Fund II-PA, L.P.

                    2.2 Asset Purchase Agreement dated March 30, 1998 between the Registrant and Telemar Software International LLC.

                    27.1 Financial Data Schedule.

               (b)  Reports on Form 8-K

                     Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 14, 1998  /s/ Albert R. Subbloie, Jr.   President, Chief Executive
                       ---------------------------   Officer and Director
                       Albert R. Subbloie, Jr.       (Principal Executive
                                                     Officer)

Dated:   May 14, 1998  /s/ Gary R. Martino           Chairman of the Board of
                       ----------------------------  Directors, Chief Financial
                       Gary R. Martino               Officer, Treasurer and
                                                     and Director (Principal
                                                     Financial and
                                                     Accounting Officer)