Form 10-Q
period 1998-06-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1998-08-13
CIK 871696

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                  YES    X    NO

The number of shares of the Registrant's Common Stock, no par value, outstanding on August 5, 1998 was 9,674,892.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION........................................    1

 Item 1       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1998 and
              December 31, 1997............................................    1

              Condensed Consolidated Statements of Operations for the
              Three Months and Six Months Ended June 30, 1998 and 1997.....    2

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1997......................    3

              Notes to Condensed Consolidated Financial Statements.........    4

 Item 2       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................    5

 Item 3       Quantitative and Qualitative Disclosure About Market Risk....   14

PART II.      OTHER INFORMATION............................................   15

 Item 1       Legal Proceedings............................................   15

 Item 2       Changes in Securities and Use of Proceeds....................   15

 Item 4       Submission of Matters to a Vote of Security Holders..........   16

 Item 5       Other Information............................................   16

 Item 6       Exhibits and Reports on Form 8-K.............................   16

 SIGNATURES................................................................   17

PART I.  FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS



           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                               June 30,     December 31,
                                                                 1998           1997
                                                              -----------   -------------
                                                              (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents.................................     $ 18,736        $ 24,271
 Accounts receivable, net..................................       19,385          14,815
 Other current assets......................................        2,298           1,420
                                                                --------        --------
   Total current assets....................................       40,419          40,506

Equipment, net.............................................        2,736           2,279
Goodwill...................................................          993               -
Purchased software.........................................          659               -
Other assets, net..........................................        1,566           1,137
                                                                --------        --------
                                                                  46,373          43,922
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of capital lease obligations...........          176             232
 Accounts payable and accrued liabilities..................        5,937           4,375
 Deferred revenues.........................................        3,860           1,686
                                                                --------        --------

   Total current liabilities                                       9,973           6,293
                                                                --------        --------

Other long-term liabilities................................          531             599
                                                                --------        --------

Shareholders' equity:
Common stock, no par value; 9,674,892 shares outstanding
 at June 30, 1998 and 9,236,037 shares outstanding
 at December 31, 1997......................................       54,586          51,102
Shares to be issued in connection with acquisition.........          564               -
Cumulative translation adjustment..........................         (108)           (101)
Accumulated deficit........................................      (19,173)        (13,971)
                                                                --------        --------

   Total shareholders' equity..............................       35,869          37,030
                                                                --------        --------

                                                                $ 46,373        $ 43,922
                                                                ========        ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                 Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                ---------------------   -------------------
                                                                  1998        1997        1998       1997
                                                                ---------   ---------   --------   --------
Revenues:
 License fees................................................    $ 7,408      $4,677    $12,723    $ 8,479
 Service and maintenance.....................................      6,279       4,021     11,057      7,676
                                                                 -------      ------    -------    -------
   Total revenues............................................     13,687       8,698     23,780     16,155
                                                                 -------      ------    -------    -------

Cost of revenues:
 Cost of license fees........................................         90          70        211        141
 Cost of services and maintenance............................      3,674       2,307      6,262      4,259
                                                                 -------      ------    -------    -------
   Total cost of revenues....................................      3,764       2,377      6,473      4,400
                                                                 -------      ------    -------    -------

Gross profit.................................................      9,923       6,321     17,307     11,755
                                                                 -------      ------    -------    -------

Operating expenses:
 Sales and marketing.........................................      4,917       3,042      8,832      5,690
 Product development.........................................      1,841       1,564      3,547      3,096
 General and administrative..................................      1,556       1,223      2,855      2,315
 Acquired product development costs..........................          -           -      7,658          -
                                                                 -------      ------    -------    -------

   Total operating expenses..................................      8,314       5,829     22,892     11,101
                                                                 -------      ------    -------    -------

Operating income (loss)......................................      1,609         492     (5,585)       654

Interest income (expense)....................................        270        (210)       537       (467)
                                                                 -------      ------    -------    -------

Income (loss) before provision for income taxes..............      1,879         282     (5,048)       187
Provision for income taxes...................................         60          12        154        102
                                                                 -------      ------    -------    -------

Net income (loss)............................................      1,819         270     (5,202)        85
Accretion of preferred stock dividends.......................          -        (197)         -       (388)
                                                                 -------      ------    -------    -------

Income (loss) applicable to common shareholders..............    $ 1,819      $   73    $(5,202)   $  (303)
                                                                 =======      ======    =======    =======

Basic net income (loss) per share............................        .19         .02       (.55)      (.07)
                                                                 =======      ======    =======    =======

Shares used in computing basic net income (loss) per share...      9,670       4,293      9,497      4,293
                                                                 =======      ======    =======    =======

Diluted net income (loss) per share..........................        .18         .02       (.55)       .07)
                                                                 =======      ======    =======    =======

Shares used in computing diluted earnings per share..........     10,063       4,293      9,900      4,293
                                                                 =======      ======    =======    =======




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                           Six Months Ended
                                                                               June 30,
                                                                           -----------------
                                                                            1998       1997
                                                                           ------    -------

Cash Flows from Operating Activities:
 Net income (loss)............................................            $(5,202)   $    85
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization..............................                614        719
   Charge for acquired product development costs..............              7,658          -
 Changes in operating assets and liabilities, exclusive of
   effects of acquisitions:
   Accounts receivable, net...................................             (3,773)    (1,683)
   Other current assets.......................................               (706)      (386)
   Other assets, net..........................................               (315)      (447)
   Accounts payable and accrued liabilities...................               (494)       680
   Deferred revenues..........................................                (74)       666
   Other long-term liabilities................................                (68)       (32)
                                                                          -------    -------
      Net cash used in operations.........................                 (2,360)      (398)
                                                                          -------    -------

Cash Flows from Investing Activities:
 Acquisition of equipment.....................................               (893)      (882)
 Cash paid in connection with acquisitions....................             (2,013)         -
 Payment of acquisition related deal costs....................               (871)         -
                                                                          -------    -------

      Net cash used in investing activities...................             (3,777)      (882)
                                                                          -------    -------

Cash Flows from Financing Activities:
 Proceeds from exercise of stock options......................                655          -
 Repayment of capital lease obligations.......................                (56)      (136)
                                                                          -------    -------

      Net cash provided by financing activities...............                599       (136)
                                                                          -------    -------

Effect of exchange rate changes...............................                  3        (89)
                                                                          -------    -------

Net Decrease in Cash and Cash Equivalents.....................             (5,535)    (1,505)
                                                                          -------    -------
Cash and Cash Equivalents, beginning of period................             24,271      3,073
                                                                          -------    -------

Cash and Cash Equivalents, end of period......................            $18,736    $ 1,568
                                                                          =======    =======

Supplemental Disclosure of Non-cash Activities:
 Accretion of Series A preferred stock in lieu of dividends...            $     -    $   209
 Accretion of Series B preferred stock in lieu of dividents...                  -        179

 Issuance of common stock in connection with acquisitions.....              3,383          -




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

             INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc. and its wholly owned subsidiaries Information Management Associates Limited and IMA Software Australia Pty Ltd (collectively, the "Company"),without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     The unaudited information has been prepared on the same basis as the annual financial statements, and in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2.  Business Acquisitions

  On March 30, 1998, the Company acquired substantially all of the net assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International, LLC ("TSI") ("the Acquisitions"), each of which markets proprietary call center software focused on the IBM AS/400 user market.

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

     The Acquisitions have been accounted for under the purchase method of accounting and the aggregate purchase price was allocated to the acquired assets and assumed liabilities based on their estimated value. Of the aggregate purchase price, $7.7 million was allocated to acquired product development costs and charged to operations at the date of acquisition, $719,000 was allocated to purchased software and will be amortized over three years and $1.0 million was allocated to goodwill and will be amortized over seven years. The estimated fair values are subject to further refinement; however, the Company does not expect that the final allocation of the purchase price will differ materially from the preliminary allocation included above.

3.  Earnings (Loss) Per Share

     The Company has adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share (SFAS 128) and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98), effective December 31, 1997. SFAS 128 established new standards for computing and presenting income (loss) per share. Under SFAS 128, income (loss) per share is computed both under the basic and dilutive methods. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding; dilutive income (loss) per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options, warrants and convertible preferred stock. SAB 98 eliminates the requirement to include in income (loss) per share the dilutive effect of certain stock options granted during the twelve months preceding an initial public offering, calculated using the treasury stock method and the initial public offering price.

The calculation of diluted income (loss) per share for the six months ended June 30, 1998 does not include stock options as the effect on diluted income (loss) per share would have been antidilutive. The calculation of diluted income
(loss) per share for the three months and six months ended June 30, 1997 does not include the exercise of stock options, the conversion of Series A and Series B preferred stock or the conversion of the redeemable common stock warrants as the effect on diluted income (loss) per share would have been antidilutive.

     The calculation of basic and diluted income (loss) per share are as follows (in thousands except per share amounts):

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                         ------------------   ------------------
                                                           1998       1997      1998       1997
                                                         ---------   ------   ---------   ------
Basic/Diluted income (loss) per share:

Net income (loss) applicable to common shareholders...       1,819       73     (5,202)    (303)
                                                            ======    =====     ======    =====

Basic net income (loss) per share.....................         .19      .02       (.55)    (.07)
                                                            ======    =====     ======    =====

Weighted average shares outstanding...................       9,670    4,293      9,497    4,293
                                                            ======    =====     ======    =====

Diluted net income (loss) per share...................         .18      .02       (.55)    (.07)
                                                            ======    =====     ======    =====

Weighted average shares outstanding...................      10,063    4,293      9,900    4,293
                                                            ======    =====     ======    =====

4.  Revenue Recognition

     As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the six months ended June 30, 1998.

5.  Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the six months ended June 30, 1998, there was no material difference between reported net loss and comprehensive net loss.

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

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. Statements in the following discussion which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, and statements as to product compatibility, design, features, functionality and performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those expressed in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q

RESULTS OF OPERATIONS



     The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months and six months ended June 30, 1998 and 1997.


                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                    June 30,
                                                           ------------------           -------------------
                                                           1998          1997           1998           1997
                                                        ---------     ---------      ---------      ---------
                                                       (unaudited)   (unaudited)    (unaudited)    (unaudited)
Revenues:

 License fees.....................................         54.1%         53.8%          53.5%          52.5%
 Services and maintenance.........................         45.9%         46.2%          46.5%          47.5%
                                                          -----         -----          -----          -----

   Total revenues.................................        100.0%        100.0%         100.0%         100.0%
                                                          -----         -----          -----          -----

Cost of revenues:
 License fees.....................................          0.7%          0.8%           0.9%           0.9%
 Service and maintenance..........................         26.8%         26.5%          26.3%          26.4%
                                                          -----         -----          -----          -----

   Total cost of revenues.........................         27.5%         27.3%          27.2%          27.3%
                                                          -----         -----          -----          -----

Gross profit......................................         72.5%         72.7%          72.8%          72.7%
                                                          -----         -----          -----          -----

Operating expenses:
 Sales and marketing..............................         35.9%         35.0%          37.2%          35.2%
 Product development..............................         13.4%         18.0%          14.9%          19.2%
 General and administrative.......................         11.4%         14.0%          12.0%          14.3%
 Acquired product development costs...............            -             -           32.2%             -
                                                          -----         -----          -----          -----

   Total operating expenses.......................         60.7%         67.0%          96.3%          68.7%
                                                          -----         -----          -----          -----

Operating income (loss)...........................         11.8%          5.7%         (23.5%)          4.0%
Interest income (expense).........................          1.9%         (2.5%)          2.3%          (2.9%)
                                                          -----         -----          -----          -----

Income (loss) before provision for income taxes...         13.7%          3.2%         (21.2%)          1.1%
Provision for income taxes........................          0.4%          0.1%           0.7%           0.6%
                                                          -----         -----          -----          -----

Net income (loss).................................         13.3%          3.1%         (21.9%)          0.5%
                                                          =====         =====          =====          =====


The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                           Three Months Ended   Six Months Ended
                                                  June 30,          June 30,
                                           ------------------   ----------------
                                               1998    1997       1998  1997
                                               ----    ----       ----  ----
Cost of license fees.........................   1.2%   1.5%       1.7%   1.7%
Cost of services and maintenance.............  58.5%  57.4%      56.6%  55.5%


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues


     License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees increased 58.4% from $4.7 million, or 53.8% of total revenues, in the quarter ended June 30, 1997 to $7.4 million, or 54.1% of total revenues, in the quarter ended June 30, 1998. The increase in license fees was primarily attributable to an increase in the average size of initial customer licenses, increased market awareness and acceptance of the Company's software products, increased productivity resulting from expansion of the Company's sales and marketing organization and license fees from the Acquisitions, from which there were no revenues in 1997.

     Services and Maintenance. Services and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased 56.2% from $4.0 million, or 46.2% of total revenues, in the quarter ended June 30, 1997 to $6.3 million, or 45.9% of total revenues, in the quarter ended June 30, 1998. The increase in services and maintenance was primarily attributable to the significant increase in software licenses.


Cost of Revenues


          Cost of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees increased 28.6% from $70,000 or 1.5% of the related license revenues, in the quarter ended June 30, 1997 to $90,000, or 1.2% of the related license revenues, in the quarter ended June 30, 1998. The increase in the cost of license fees was primarily attributable to an increase in the cost of third party products resold by the Company.


     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 59.2% from $2.3 million, or 57.4% of service and maintenance revenues, in the quarter ended June 30, 1997 to $3.7 million, or 58.5% of service and maintenance revenues, in the quarter ended June 30, 1998. The increase was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers.


Operating Expenses

          Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 61.6% from $3.0 million, or 35.0% of revenues, in the quarter ended June 30, 1997 to $4.9 million, or 35.9% of
revenues, in the quarter ended June 30, 1998.   The increase in sales and
marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.


     Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 17.7% from $1.6 million, or 18.0% of revenues, in the quarter ended June 30, 1997 to $1.8 million, or 13.4% of revenues, in the quarter ended June 30, 1998. The increase in product development expense in the quarter ended June 30, 1998 was primarily due to the hiring of new software development staff.


          General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses all allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 27.2% from $1.2 million, or 14.0% of revenues, in the quarter ended June 30, 1997 to $1.6 million, or 11.4% of revenues, in the quarter ended June 30, 1998. The increase in general and administrative expenses in the quarter ended June 30, 1998 was due to the addition of accounting, administrative and legal staff to support the growth of the Company's business and an increase in legal and accounting fees.

          Other Income (Expense). Other income (expense) consists of interest expense on debt and equipment financing less interest earned on short-term investments. Interest income increased by $248,000 from $37,000 in the quarter ended June 30, 1997 to $285,000 in the quarter ended June 30, 1998 while interest expense decreased from $247,000 in the quarter ended June 30, 1997 to $15,000 in the quarter ended June 30, 1998. Interest income increased due to income earned on investments from proceeds of the Company's initial public offering of common stock ("IPO") and interest expense decreased due to the pay off of debt with proceeds from the IPO.

     Provision For Income Taxes. Provision of income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $12,000 in the quarter ended June 30, 1997 to $60,000 in quarter ended June 30, 1998. At June 30, 1998, the Company had approximately $7.6 million of U.S. Federal net operating loss carryforwards, of which approximately $4.5 million resulted from the exercise of non-qualified stock options, and approximately $1.4 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. These U.S. Federal net operating loss carryforwards expire through 2002.

          In addition, the Company has United Kingdom net operating loss carryforwards of approximately $850,000, which can be utilized to offset future taxable income and which have no expiration.

     The Company's IPO resulted in a change of ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4.7 million.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues

          License Fees. Total license fees increased 50.1% from $8.5 million, or 52.5% of total revenues, for the six months ended June 30, 1997, to $12.7 million, or 53.5% of total revenues, for the six months ended June 30, 1998. The increase in license fees is primarily attributable to an increase in the number and average size of customer licenses, increased market awareness and acceptance of the products, increased productivity resulting from expansion of the Company's sales and marketing organization and license fees from the Acquisitions, from which there were no revenues in 1997.

          Services and Maintenance.    Services and maintenance revenues
increase 44.0% from $7.7 million, or 47.5% of total revenues, in the six months ended June 30, 1997 to $11.1 million or 46.5% of total revenues, for the six months ended June 30, 1998. The increase in services and maintenance revenues was primarily attributable to the significant increase in software licenses.


Cost of Revenues


          Cost of license fees increased 49.6%, from $141,000 or 1.7% of the related license revenues, in the six months ended June 30, 1997 to $211,000 or 1.7% of the related license revenues, for the six months ended June 30, 1998. The increase in cost of license fees was primarily attributable to an increase in the cost of third party products resold by the Company.

     Cost of Services and Maintenance. The cost of services and maintenance increased 47.0% from $4.3 million, or 55.5% of service and maintenance revenues, in the six months ended June 30, 1997 to $6.3 million, or 56.6% of service and maintenance revenues, for the six months ended June 30, 1998. The increase was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers.

Operating Expenses

     Sales and Marketing.   Sales and marketing expenses increased 55.2% from
$5.7 million, or 35.2% of revenues, in the six months ended June 30, 1997 to $8.8 million, or 37.1% of revenues, for the six months ended June 30, 1998. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

     Product Development.   Product development expenses increased 14.6% from
$3.1 million, or 19.2% of revenues, for the six months ended June 30, 1997 to $3.5 million, or 14.9% of revenues, for the six months ended June 30, 1998.
The product development expense was primarily due to the hiring of new software development staff.

     General and Administrative. General and administrative expenses increased 23.3% from $2.3 million, or 14.3% of revenues, for the six months ended June 30, 1997 to $2.8 million, or 12.0% of revenues, for the six months ended June 30,
1998.   The increase in general and administrative expenses during these periods was primarily due to the addition of accounting, administrative and legal staff to support the growth of the company's business during these periods.

     Acquired Product Development Costs. Acquired product development costs resulted from the March 30, 1998 acquisitions of MIS and TSI. There was no similar acquisition activity for the six months ended June 30, 1997.

     Interest Income (Expense). Interest income (expense) consists of interest expense on debt and equipment financing less interest earned on short term investments. Interest income increased by $478,000 from $81,000 in the six months ended June 30, 1997 to $559,000 in the six months ended June 30, 1998 while interest expense decreased from $548,000 in the six months ended June 30, 1997 to $22,000 in the six months ended June 30, 1998. Interest income increased due to interest earned on investments from proceeds of the Company's IPO and interest expense decreased due to the pay off of debt with proceeds from the IPO.



     Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased 51% from $102,000 for the six months ended June 30, 1997 to $154,000 for the six months ended June 30, 1998.


Liquidity and Capital Resources

          At June 30, 1998, the Company had $18.7 million in cash and $19.4 million in accounts receivable. For the six months ended June 30, 1998, the Company used net cash of $2.4 million from operating activities. The net cash of $2.4 million used in operations resulted primarily from the net loss of $5.2 million, offset by the $7.7 million non-cash charge for acquired product development costs related to the acquisitions of MIS and TSI and depreciation and amortization of $614,000, reduced by an increase of $3.8 million in accounts receivable, an increase of $706,000 in other current assets and a decrease of $494,000 in accounts payable and accrued liabilities. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

          For the six months ended June 30, 1998, the Company's primary investing activities consisted of $2.0 million related to the acquisitions of MIS and TSI, payment of acquisition related deal costs of $871,000 and purchases of computer and office equipment of $893,000 to support the Company's expanding employee base.

          For the six months ended June 30, 1998, the Company's primary financing activities consisted of the exercise of employee stock options which provided cash proceeds of $655,000.

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

Year 2000 Compliance

          As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can
accommodate the date value.   In brief, many existing application software
products in the marketplace were designed to only accommodate a two-digit date position which represents the year (e.g., '95 is stored on the system and represents the year 1995.) As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its products to assure that the Company's products are year 2000 compliant. The Company also is in the process of
analyzing its own systems and requirements.   Based on information currently
available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in product development or computer system improvements to be year 2000 compliant. There can be no assurance, however, that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.


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

          History of Operating Losses; Uncertainty of Future Operating Results. The Company incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and the first six months of 1998 and had an accumulated deficit of $19.2 million as of June 30, 1998. The Company's operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.


          Fluctuations in Quarterly Performance. The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors included, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis; the demand for the Company's products; the lengthy sales cycle for full implementation of its products; the size, timing and contractual terms of significant orders; the timing and significance of product enhancements and new product announcements by the Company or its competitors; changes in the Company's business strategies; budgeting cycles of its potential customers; customer order deferrals in anticipation of enhancements of new products; changes in the mix of products and services sold; changes in the amount of revenue attributable to domestic and international sales; changes in foreign currency exchange rates; the level of product and price competition; cancellations or non-renewals of licenses or maintenance agreements; investments to develop marketing and distribution
channels; or changes in the level of operating expenses.   The Company is
dependent upon obtaining orders in any given quarter for delivery in that quarter in order to achieve its quarterly revenue objectives. The timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery, post-delivery obligations and customer
acceptance.   A significant portion of the Company's revenues in any quarter is typically derived from non-recurring, large license fees received from a
relatively small number of customers.   Although particular customers may vary
from quarter to quarter, the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any quarter for the foreseeable future. Therefore, the loss, deferral or cancellation of a contract, or a failure of a customer to honor its contractual obligations (and for which the Company's reserves and allowances may be inadequate), could have a significant impact on the Company's operating results in a particular quarter. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. In addition, the Company's business has experienced and is expected to continue to experience seasonality, with stronger demand during the three months ending in June and December than during the three months ending in March and September, and a substantial portion of orders being received in the last month or weeks of any given quarter.


     Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. The Company's expense levels are based in significant part on the Company's expectations as to future revenues and are, therefore, relatively fixed for the short term. If revenue levels are below expectations, the Company's business, operating results, and
financial condition are likely to be materially adversely affected.   As a
result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

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

     Product Concentration. Substantially all of the Company's revenues during 1997 and the six months ended June 30, 1998 were attributable to the licensing of EDGE and the provision of professional consulting, technical support and maintenance services relating to EDGE. The Company currently expects that the licensing of EDGE products and the provision of such related services will account for the majority of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for EDGE products and services, such as competition or technological changes, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the continued market acceptance of its EDGE products and the successful development, introduction and client acceptance of new and enhanced versions of EDGE products. There can be no assurance that the Company will continue to be successful in developing and marketing EDGE.

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

     The Company has entered into agreements with a small number of its customers requiring the Company to place its source code in escrow. The escrow agreements typically provide that customers have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The escrow agreements, and any that the Company may enter into in the future, may increase the possibility of misappropriation by third parties. In addition, the Company utilizes a third-party contractor for selected product development projects, which may also increase the possibility of misappropriation by third parties.

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

     Risks Associated With International Operations. International operations accounted for approximately 26%, 27% and 38% of total revenues for the years ended December 31, 1996 and 1997, and the six months ended June 30, 1998, respectively. The Company intends to expand its international sales activity, which will require significant management attention and financial resources and will require the Company to establish additional foreign operations and hire additional personnel. As of June 30, 1998 the Company employed 44 employees who are based in Europe. There can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, operating results or financial condition could be materially adversely affected. The Company's international sales are currently denominated in U.S. dollars with respect to sales outside of the United Kingdom and Europe, and generally in pounds sterling with respect to sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar or pound sterling relative to other currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of other risks, including potentially longer payment cycles and difficulties in enforcement of contractual obligations and intellectual property rights, potentially adverse tax consequences, increased costs associated with maintaining international marketing efforts, costs of localizing products for foreign markets, tariffs, duties and other trade barriers, adverse changes in regulatory requirements, possible recessionary economies outside of the United States and political and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales, and consequently, on its business, operating results or financial condition.

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

     Item 3: Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable

PART II:  OTHER INFORMATION

 Item 1:  Legal Proceedings

              On August 6, 1997, Rockwell International Corporation, Rockwell Semiconductor Systems, Inc. and Rockwell Telecommunications, Inc. (collectively, "Rockwell") filed a two count complaint against the Company. (Rockwell International Corporation, Rockwell Semiconductor Systems, Inc. and Rockwell Telecommunications, Inc. v Information Management Associates, Inc., 97 CH 809). The complaint alleges trade secret misappropriation and tortious interference with contract in connection with the Company's provision of a call center solution to United States Cellular Corporation ("USCC"), one of Rockwell's former customers. The complaint seeks preliminary and permanent injunctive relief, in addition to monetary damages. On August 7, 1997, Rockwell and the Company entered into a court mandated agreed order wherein the Company agreed not to use any of the documents that were delineated in the complaint or any derivatives thereof. Thereafter, Rockwell alleged that the Company had violated the August 7, 1997 order and claimed that the call centers being implemented by the Company at USCC are based upon and derived from alleged Rockwell trade secrets. After a hearing held from June 8 through June 19, 1998 the court issued a preliminary injunction against the Company requiring the Company immediately to cease and desist from any further work at the USCC call centers. The court also found the Company to be in civil contempt of court for violating the August 7, 1997 agreed court order. A hearing regarding the remedy for the Company's contempt of court presently is set for October 5, 1998 and a jury trial on the merits of Rockwell's complaint is set for March 1, 1999. The Company has filed a notice of appeal of the preliminary injunction order and a motion to stay enforcement of the order pending resolution of the Company's appeal. This motion to stay currently is pending with the Appellate Court.

              The Company has substantially completed implementation of the USCC software, and has been fully paid for the software and substantially paid for the services provided. The Company believes that Rockwell's claims are without merit and intends to vigorously oppose them. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty. In the event that this litigation were ultimately decided in favor of Rockwell, damages, injunctive relief and associated legal fees and costs could have a material adverse effect on results of the Company's operations.

 Item 2:  Changes in Securities and Use of Proceeds

          a.  Not Applicable.

          b.  Not Applicable.

          c.  Not Applicable

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

              (2) The Company used the net offering proceeds through June 30, 1998 as follows:
                   (a) approximately $7.4 million for repayment of indebtedness;
                   (b)  approximately $6.1 million for working capital;
                   (c) approximately $14.8 million for temporary investments primarily in commercial paper;
                   (d) approximately $1.2 million for the acquisition of equipment; and
                   (e) approximately $2.9 million for the acquisition of assets of MIS and TSI.

              Each of these amounts is a reasonable estimate of the amount of the net offering proceeds set forth above so applied. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus included in the Registration Statement.

 Item 4:  Submission of Matters to a Vote of Security Holders

 The annual meeting of stockholders of the Company was held on May 14, 1998.

 Proxies for that annual were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected.

 The following persons were duly elected, subject to the Company's Bylaws, as Directors of the Company for a three-year term or until election and qualification of their respective successors.

      NAME               VOTES IN FAVOR     VOTES AGAINST     VOTES ABSTAINED    UNVOTED
      Paul J. Schmidt      8,696,855            12,600              -0-            -0-
      Donald P. Miller     8,696,855            12,600              -0-            -0-
      Thomas F. Hill       8,690,743            18,712              -0-            -0-

 The term of office of each of the following Directors of the Company continued after the annual meeting.

      NAME

      Albert R. Subbloie, Jr.
      Gary R. Martino
      Andrei Poludnewycz
      David J. Callard

 In addition, the Company's stockholders voted as follows with respect to the proposals presented at the meeting (i) a proposal to approve the Company's 1998 Employee and Consultant Stock Option Plan was approved with 6,437,407 votes cast in favor of the proposal, 944,149 votes against the proposal, 14,430 abstentions and 1,313,469 unvoted, and (ii) a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors was approved with 8,688,469 votes cast in favor of the proposal, 8,700 votes against the proposal, 12,286 abstentions and -0- unvoted.

 Item 5:  Other Information

          On May 21, 1998, the Commission adopted changes to Rule 14a-4, which governs the Company's use of its discretionary proxy voting authority with respect to shareholder proposals not sought to be included in the Company's Proxy Statement. New Rule 14a-4(c)(1) provides that if the proponent of such a proposal fails to notify the Company at least 45 days prior to the month and day of the mailing of the Company's prior year proxy statement (i.e., March 1, 1999), then the management proxies would be permitted, without any discussion of the proposal in the proxy statement, to use their discretionary voting authority to vote proxies with respect to such proposal when it is raised at the annual meeting. Accordingly, with respect to any shareholder proposal for the 1999 annual meeting, notice of such proposal must be received by the Company on or before March 1, 1999. Shareholder proposals for the 1999 annual meeting received after that will be subject to the management proxies' discretionary voting authority in accordance with Rule 14a-4(c)(1).

 Item 6:  Exhibits and Reports on Form 8-K

      (a) 99 - 1998 Employee and Consultant Stock Option Plan.

      (b) No reports on 8-K were filed by the Company for the Quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 12, 1998  /s/ Albert R. Subbloie, Jr.     President, Chief
                        ---------------------------     Executive
                            Albert R. Subbloie, Jr.     Officer and Director
                                                        (Principal Executive
                                                        Officer)



Dated: August 12, 1998  /s/ Gary R. Martino             Chairman of the
                       -----------------------------    Board of Directors,
                            Gary R. Martino             Chief Financial
                                                        Officer, Treasurer
                                                        and Director (Principal
                                                        Financial and
                                                        Accounting Officer)