Form 10-Q/A
period 1998-06-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1998-10-08
CIK 871696

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               AMENDMENT NO. 1 ON
                                   FORM 10-Q/A
                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                         One Corporate Drive, Suite 414
                           Shelton, Connecticut 06484
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 925-6800

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

This Form 10-Q/A Amends Part I Item 1 -- Financial Information and Part I Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of Information Management Associates, Inc.'s Form 10-Q for the six months ended June 30, 1998 to reflect a revision of reported service and maintenance revenues for the three and six months ended June 30, 1998. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the restatement.

                     INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION................................................1

ITEM 1.  FINANCIAL STATEMENTS.................................................1
         1.  Restatement......................................................4
         2.  Basis of Presentation............................................4
         3.  Business Acquisitions............................................4
         4.  Earnings (Loss) Per Share........................................5
         5.  Revenue Recognition..............................................6
         6.  Comprehensive Income.............................................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................6

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                           June 30,          December 31,
                                                                             1998                1997
                                                                                    (unaudited)
                                                                             (as restated; see note 1)
ASSETS
Current assets:
  Cash and cash equivalents.............................................   $18,736             $24,271
  Accounts receivable, net..............................................    18,845              14,815
  Other current assets..................................................     2,298               1,420
    Total current assets................................................    39,879              40,506
Equipment, net..........................................................     2,736               2,279
                                                                          --------            --------
Goodwill................................................................       993               -
Purchased software......................................................       659               -
Other assets, net.......................................................     1,566               1,137
                                                                          --------            --------
                                                                            45,833              43,922
                                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of capital lease obligations.......................       176                 232
  Accounts payable and accrued liabilities..............................     5,937               4,375
  Deferred revenues.....................................................     3,860               1,686
                                                                          --------            --------
    Total current liabilities...........................................     9,973               6,293
Other long-term liabilities.............................................       531                 599
                                                                          --------            --------

Shareholders' equity:
Common stock, no par value;  9,674,892 shares outstanding
 at June 30, 1998 and 9,236,037 shares outstanding
 at December 31, 1997...................................................    54,586              51,102
Shares to be issued in connection with acquisition                             564               -
Cumulative translation adjustment                                            (108)               (101)
Accumulated deficit                                                       (19,713)            (13,971)
                                                                          --------            --------
    Total shareholders' equity                                              35,329              37,030
                                                                          --------            --------
                                                                          $ 45,833            $ 43,922
                                                                          ========            ========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited) (as restated;
                                   see note 1)
                    (In thousands, except per share amounts)



                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                     1998               1997               1998               1997
Revenues:
  License Fees..............................      $  7,408           $  4,677            $12,723            $ 8,479
  Service and maintenance...................         5,739              4,021             10,517              7,676
                                                  --------           --------            -------            -------
    Total revenues..........................        13,147              8,698             23,240             16,155
                                                  --------           --------            -------            -------
Cost of revenues:
  Cost of license fees......................            90                 70                211                141
  Cost of services and maintenance..........         3,674              2,307              6,262              4,259
                                                  --------           --------            -------            -------
    Total cost of revenues..................         3,764              2,377              6,473              4,400
                                                  --------           --------            -------            -------
Gross profit................................         9,383              6,321             16,767             11,755
                                                  --------           --------            -------            -------

Operating expenses:
  Sales and marketing.......................         4,917              3,042              8,832              5,690
  Product development.......................         1,841              1,564              3,547              3,096
  General and administrative................         1,556              1,223              2,855              2,315
  Acquired product development costs........           -                  -                7,658                -
                                                  --------           --------            -------            -------
    Total operating expenses                         8,314              5,829             22,892             11,101
                                                  --------           --------            -------            -------
Operating income (loss).....................         1,069                492             (6,125)               654
Interest income (expense)...................           270               (210)               537               (467)
                                                  --------           --------            -------            -------
Income (loss) before provision for
income taxes................................         1,339                282             (5,588)               187
Provision for income taxes..................            60                 12                154                102
                                                  --------           --------            -------            -------
Net income (loss)...........................         1,279                270             (5,742)                85
Accretion of preferred stock dividends......           -                 (197)              -                  (388)
                                                  --------           --------            -------            -------
Income (loss) applicable to common
shareholders................................      $  1,279            $    73           $ (5,742)           $  (303)
                                                  ========           ========           =========            =======
Basic net income (loss) per share...........           .13                .02               (.60)              (.07)
                                                  ========           ========           =========            =======
Shares used in computing basic net
income (loss) per share.....................         9,670              4,293              9,497              4,293
                                                  ========           ========           =========            =======
Diluted net income (loss) per share.........           .13                .02               (.60)              (.07)
                                                  ========           ========           =========            =======
Shares used in computing diluted
earnings per share....                              10,063              4,293              9,497              4,293
                                                  ========           ========           =========            =======


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited) (as restated; see note 1)
                                 (In thousands)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                     1998                1997
Cash Flows from Operating Activities:
  Net income (loss)...........................................................    $ (5,742)            $    85
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization...........................................         614                 719
      Charge for acquired product development costs...........................       7,658                  -
  Changes in operating assets and liabilities, exclusive of effects of acquisitions:
      Accounts receivable, net................................................      (3,233)             (1,683)
      Other current assets....................................................        (706)               (386)
      Other assets, net.......................................................        (315)               (447)
      Accounts payable and accrued liabilities................................        (494)                680
      Deferred revenues.......................................................         (74)                666
      Other long-term liabilities.............................................         (68)                (32)
                                                                                   --------            --------
         Net cash used in operations..........................................      (2,360)               (398)
                                                                                   --------            --------

Cash Flows from Investing Activities:
  Acquisition of equipment....................................................        (893)               (882)
Cash paid in connection with acquisitions.....................................      (2,013)                 -
  Payment of acquisition related deal costs...................................        (871)                 -
                                                                                   --------            --------
         Net cash used in investing activities................................      (3,777)               (882)
                                                                                   --------            --------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options.....................................         655                  -
  Repayment of capital lease obligations......................................         (56)               (136)
                                                                                   --------            --------
         Net cash provided by financing activities............................         599                (136)
                                                                                   --------            --------

Effect of exchange rate changes...............................................           3                 (89)
                                                                                   --------            --------
Net Decrease in Cash and Cash Equivalents.....................................      (5,535)             (1,505)
                                                                                   --------            --------
Cash and Cash Equivalents, beginning of period................................      24,271               3,073
                                                                                   --------            --------
Cash and Cash Equivalents, end of period......................................    $ 18,736             $ 1,568
                                                                                   ========            ========

Supplemental Disclosure of Non-cash Activities:
  Accretion of Series A preferred stock in lieu of dividends..................    $     -              $   209
  Accretion of Series B preferred stock in lieu of dividends..................          -                  179
Issuance of common stock in connection with acquisitions......................        3,383                 -

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements





            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Restatement

      The accompanying restated condensed consolidated financial statements recognize the restatement of second quarter results to eliminate approximately
$500,000 of services and maintenance revenues relating to a new source of annual service fees. Upon further analysis it was determined that this revenue should be recorded in future periods.

2.    Basis of Presentation

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

3.    Business Acquisitions

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

4.    Earnings (Loss) Per Share

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

      The calculation of basic and diluted income (loss) per share are as follows (in thousands except per share amounts):



                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                    1998               1997               1998               1997
Basic/Diluted income (loss) per share:
Net income (loss) applicable to
common shareholders.........................       1,279                 73            (5,742)              (303)
Basic net income (loss) per share...........         .13                .02               (.60)              (.07)
Weighted average shares outstanding.........       9,670              4,293              9,497              4,293
Diluted net income (loss) per share.........         .13                .02               (.60)              (.07)
Weighted average shares outstanding.........      10,063              4,293              9,497              4,293


5.    Revenue Recognition

      As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the six months ended June 30, 1998.

6.    Comprehensive Income

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

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. The accompanying Consolidated Financial Statements recognize the restatement of second quarter revenues. See Note 1 to the Consolidated Financial Statements for a discussion of the restatement. Statements in the following discussion which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, and statements as to product compatibility, design, features, functionality and performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those expressed in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

      The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months and six months ended June 30, 1998 and 1997.



                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                    1998               1997               1998               1997
                                                 (unaudited)        (unaudited)        (unaudited)        (unaudited)

  License fees..............................          56.3%              53.8%              54.7%              52.5%
  Services and maintenance..................          43.7%              46.2%              45.3%              47.5%
                                                    -------            -------            -------            -------
    Total revenues..........................         100.0%             100.0%             100.0%             100.0%
                                                    -------            -------            -------            -------

Cost of revenues:
  License fees..............................           0.7%               0.8%               0.9%               0.9%
  Service and maintenance...................          27.9%              26.5%              26.9%              26.4%
                                                    -------            -------            -------            -------
    Total cost of revenues..................          28.6%              27.3%              27.8%              27.3%
                                                    -------            -------            -------            -------
Gross profit................................          71.4%              72.7%              72.2%              72.7%
                                                    -------            -------            -------            -------

  Sales and marketing.......................          37.4%              35.0%              38.0%              35.2%
  Product development.....................            14.0%              18.0%              15.3%              19.2%
  General and administrative................          11.8%              14.0%              12.2%              14.3%
  Acquired product development costs........            -                  -                33.0%                -
                                                    -------            -------            -------            -------
    Total operating expenses................          63.2%              67.0%              98.5%              68.7%
                                                    -------            -------            -------            -------

Operating income (loss).....................           8.2%               5.7%             (26.3%)              4.0%
Interest income (expense)...................           2.0%              (2.5%)              2.3%              (2.9%)
                                                    -------            -------            -------            -------

income taxes................................          10.2%               3.2%             (24.0%)              1.1%
Provision for income taxes..................           0.5%               0.1%               0.7%               0.6%
Net income (loss)...........................           9.7%               3.1%             (24.7%)              0.5%

The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:




                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                    1998               1997            1998               1997
Cost of license fees........................        1.2%               1.5%            1.7%               1.7%
Cost of services and maintenance............       64.0%              57.4%           59.5%              55.5%

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues

      License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees increased 58.4% from $4.7 million, or 53.8% of total revenues, in the quarter ended June 30, 1997 to $7.4 million, or 56.3% of total revenues, in the quarter ended June 30, 1998. The increase in license fees was primarily attributable to an increase in the average size of initial customer licenses, increased market awareness and acceptance of the Company's software products, increased productivity resulting from expansion of the Company's sales and marketing organization and license fees from the Acquisitions, from which there were no revenues in 1997.

      Services and Maintenance. Services and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased 42.7% from $4.0 million, or 46.2% of total revenues, in the quarter ended June 30, 1997 to $5.7 million, or 43.7% of total revenues, in the quarter ended June 30, 1998. The increase in services and maintenance was primarily attributable to the significant increase in software licenses.

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

      Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 59.2% from $2.3 million, or 57.4% of service and maintenance revenues, in the quarter ended June 30, 1997 to $3.7 million, or 64.0% of service and maintenance revenues, in the quarter ended June 30, 1998. The increase was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 61.6% from $3.0 million, or 35.0% of revenues,  in the  quarter  ended  June 30,  1997 to $4.9  million,  or 37.4% of revenues,  in the  quarter  ended  June 30,  1998.  The  increase  in sales  and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

       Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 17.7% from $1.6 million, or 18.0% of revenues, in the quarter ended June 30, 1997 to $1.8 million, or 14.0% of revenues, in the quarter ended June 30, 1998. The increase in product development expense in the quarter ended June 30, 1998 was primarily due to the hiring of new software development staff.

      General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses all allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 27.2% from $1.2 million, or 14.0% of revenues, in the quarter ended June 30, 1997 to $1.6 million, or 11.8% of revenues, in the quarter ended June 30, 1998. The increase in general and administrative expenses in the quarter ended June 30, 1998 was due to the addition of accounting, administrative and legal staff to support the growth of the Company's business and an increase in legal and accounting fees.

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

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues

      License Fees. Total license fees increased 50.1% from $8.5 million, or 52.5% of total revenues, for the six months ended June 30, 1997, to $12.7 million, or 54.7% of total revenues, for the six months ended June 30, 1998. The increase in license fees is primarily attributable to an increase in the number and average size of customer licenses, increased market awareness and acceptance of the products, increased productivity resulting from expansion of the
Company's sales and marketing organization and license fees from the Acquisitions, from which there were no revenues in 1997.

      Services and Maintenance. Services and maintenance revenues increased 37.0% from $7.7 million, or 47.5% of total revenues, in the six months ended June 30, 1997 to $10.5 million or 45.3% of total revenues, for the six months ended June 30, 1998. The increase in services and maintenance revenues was primarily attributable to the significant increase in software licenses.

Cost of Revenues

      Cost of license fees increased 49.6%, from $141,000 or 1.7% of the related license revenues, in the six months ended June 30, 1997 to $211,000 or 1.7% of the related license revenues, for the six months ended June 30, 1998. The increase in cost of license fees was primarily attributable to an increase in the cost of third party products resold by the Company.

      Cost of Services and Maintenance. The cost of services and maintenance increased 47.0% from $4.3 million, or 55.5% of service and maintenance revenues, in the six months ended June 30, 1997 to $6.3 million, or 59.5% of service and maintenance revenues, for the six months ended June 30, 1998. The increase was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 55.2% from $5.7 million, or 35.2% of revenues, in the six months ended June 30, 1997 to $8.8 million, or 38.0% of revenues, for the six months ended June 30, 1998. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

      Product Development.   Product development  expenses increased  14.6% from
$3.1 million, or 19.2% of revenues, for the six months ended June 30, 1997 to $3.5 million, or

15.3% of revenues, for the six months ended June 30, 1998. The product development expense was primarily due to the hiring of new software development staff.

      General and Administrative. General and administrative expenses increased 23.3% from $2.3 million, or 14.3% of revenues, for the six months ended June 30, 1997 to $2.8 million, or 12.2% of revenues, for the six months ended June 30, 1998. The increase in general and administrative expenses during these periods was primarily due to the addition of accounting, administrative and legal staff to support the growth of the company's business during these periods.

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

Liquidity and Capital Resources

      At June 30, 1998, the Company had $18.7 million in cash and $18.8 million in accounts receivable. For the six months ended June 30, 1998, the Company used net cash of $2.4 million from operating activities. The net cash of $2.4 million used in operations resulted primarily from the net loss of $5.7 million, offset by the $7.7 million non-cash charge for acquired product development costs related to the acquisitions of MIS and TSI and depreciation and amortization of $614,000, reduced by an increase of $3.2 million in accounts receivable, an increase of $706,000 in other current assets and a decrease of $494,000 in accounts payable and accrued liabilities. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

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

      Dependence on Indirect Marketing and Distribution Channels; Potential Conflicts. The Company maintains co-marketing relationships with consulting and systems integration companies to expand the visibility of its products in the United States and internationally and distributes its products outside the United States through remarketers and distributors. Such co-marketers, remarketers and distributors are not under the direct control of the Company and install and support the product lines of a number of companies. In addition, the co-marketers, remarketers and distributors are not subject to any minimum purchase requirements and can discontinue marketing the Company's products at any time without cause. The consulting and systems integration companies may also sell or co-market potentially competitive products. Accordingly, the Company must compete for the focus and sales efforts of these third party entities. Additionally, selling through indirect channels may limit the Company's contacts with its customers, potentially hindering its ability to accurately forecast sales and revenue, evaluate customer satisfaction and recognize emerging customer requirements. There can be no assurance that co- marketers, remarketers and distributors will continue to distribute or recommend the Company's products or do so successfully, or that the Company will succeed in increasing the use of these indirect channels profitably. There can also be no assurance that one or more of these companies will not begin to market products in competition with the Company. The termination of one or more of these relationships or the failure of the Company to establish additional relationships could adversely affect the Company's business, operating results and financial condition.

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



Dated: October 7, 1998     /s/ Albert R. Subbloie, Jr.    President, Chief
                           ---------------------------    Executive Officer and
                           Albert R. Subbloie, Jr.        Director (Principal
                                                          Executive Officer)



Dated: October 7, 1998     /s/ Gary R. Martino            Chairman of the Board
                           ---------------------------    of Directors, Chief
                           Gary R. Martino                Financial Officer,
                                                          Treasurer and Director
                                                          (Principal Financial
                                                          Accounting Officer)