Form 10-Q/A
period 1998-06-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1998-11-04
CIK 871696

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               AMENDMENT NO. 2 ON
                                  FORM 10-Q/A

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


This Form 10-Q/A amends Part I Item 1 -- Financial Information and Part I Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of Information Management Associates, Inc.'s Form 10-Q to reflect a revision of operating expenses for the three and six months ended June 30, 1998. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the restatement.

                     INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION..............................................1

ITEM 1.  FINANCIAL STATEMENTS...............................................1
1.       Restatement........................................................4
         2.       Basis of Presentation.....................................4
         3.       Business Acquisitions.....................................4
         4.       Earnings (Loss) Per Share.................................5
         5.       Revenue Recognition.......................................6
         6.       Comprehensive Income......................................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.........................................6

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,   December 31,
                                                          1998        1997
                                                             (unaudited)
                                                       (as restated; see note 1)
ASSETS
Current assets:
  Cash and cash equivalents..............................$18,736     $24,271
  Accounts receivable, net............................... 18,845      14,815
  Other current assets...................................  2,298       1,420
                                                         -------     -------
    Total current assets................................. 39,879      40,506

Equipment, net...........................................  2,736       2,279
Goodwill.................................................    993         -
Purchased software.......................................    659         -
Other assets, net........................................  1,566       1,137
                                                         -------     -------
                                                          45,833      43,922
                                                         =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of capital lease obligations........    176         232
  Accounts payable and accrued liabilities...............  6,587       4,375
  Deferred revenues......................................  3,860       1,686
                                                         -------     -------
    Total current liabilities............................ 10,623       6,293
Other long-term liabilities..............................    531         599
                                                         -------     -------

Shareholders' equity:
Common stock, no par value; 9,674,892 shares outstanding
 at June 30, 1998 and 9,236,037 shares outstanding
 at December 31, 1997.................................... 54,586      51,102
Shares to be issued in connection with acquisition           564         -
Cumulative translation adjustment                           (108)       (101)
Accumulated deficit                                      (20,363)    (13,971)
                                                         -------     -------
    Total shareholders' equity                            34,679      37,030
                                                         -------     -------
                                                        $ 45,833    $ 43,922
                                                         =======     =======

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements


            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (as restated; see note 1)
                    (In thousands, except per share amounts)


                                         Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                            1998      1997       1998      1997
Revenues:
  License Fees...........................  7,408   $ 4,677    $12,723   $ 8,479
  Service and maintenance................  5,739     4,021     10,517     7,676
                                          ------   -------    -------   -------
    Total revenues....................... 13,147     8,698     23,240    16,155
                                          ------   -------    -------   -------

Cost of revenues:
  Cost of license fees...................     90        70        211       141
  Cost of services and maintenance.......  3,974     2,307      6,562     4,259
                                          ------   -------    -------   -------
    Total cost of revenues...............  4,064     2,377      6,773     4,400
                                          ------   -------    -------   -------
Gross profit.............................  9,083     6,321     16,467    11,755
                                          ------   -------    -------   -------

Operating expenses:
  Sales and marketing....................  5,007     3,042      8,922     5,690
  Product development....................  2,006     1,564      3,712     3,096
  General and administrative.............  1,651     1,223      2,950     2,315
  Acquired product development costs.....    -         -        7,658      -
    Total operating expenses               8,664     5,829     23,242    11,101
                                          ------   -------    -------   -------
Operating income (loss)..................    419       492     (6,775)      654
Interest income (expense)................    270      (210)       537      (467)
                                          ------   -------    -------   -------
Income (loss) before provision for
income taxes.............................    689       282     (6,238)      187
Provision for income taxes...............     60        12        154       102
                                          ------   -------    -------   -------
Net income (loss)........................    629       270     (6,392)       85
Accretion of preferred stock dividends
 .........................................    -        (197)       -        (388)
                                          ------   -------    -------   -------
Income (loss) applicable to common
shareholders.............................$   629   $    73    $(6,392)  $  (303)
                                          ======   =======    =======   =======
Basic net income (loss) per share........    .07       .02       (.67)     (.07)
                                          ======   =======    =======   =======
Shares used in computing basic net
income (loss) per share..................  9,670     4,293      9,497     4,293
                                          ======   =======    =======   =======
Diluted net income (loss) per share......    .06       .02       (.67)     (.07)
                                          ======   =======    =======   =======
Shares used in computing diluted
earnings per share....................... 10,063     4,293      9,497     4,293
                                          ======   =======    =======   =======

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements


            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited) (as restated; see note 1)
                                 (In thousands)
                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
                                                                 1998     1997
                                                               -------- -------
Cash Flows from Operating Activities:
  Net income (loss)........................................... $(6,392) $    85
  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization........................     614      719
         Charge for acquired product development costs........   7,658      -
  Changes in operating assets and liabilities, exclusive of
      effects of acquisitions:
         Accounts receivable, net.............................  (3,233)  (1,683)
         Other current assets.................................    (706)    (386)
         Other assets, net....................................    (315)    (447)
         Accounts payable and accrued liabilities.............     156      680
         Deferred revenues....................................     (74)     666
         Other long-term liabilities..........................     (68)     (32)
                                                               -------  --------
                  Net cash used in operations.................  (2,360)    (398)
                                                               -------  --------

Cash Flows from Investing Activities:
  Acquisition of equipment....................................    (893)    (882)
Cash paid in connection with acquisitions.....................  (2,013)     -
  Payment of acquisition related deal costs...................    (871)     -
                                                               -------  --------
         Net cash used in investing activities................  (3,777)    (882)
                                                               -------  --------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options.....................     655      -
  Repayment of capital lease obligations......................     (56)    (136)
                                                               -------  --------
         Net cash provided by financing activities............     599     (136)
                                                               -------  --------

Effect of exchange rate changes...............................       3      (89)
                                                               -------  --------
Net Decrease in Cash and Cash Equivalents.....................  (5,535)  (1,505)
                                                               -------  --------
Cash and Cash Equivalents, beginning of period................  24,271    3,073
                                                               -------  --------
Cash and Cash Equivalents, end of period...................... $18,736  $ 1,568
                                                               =======  ========

Supplemental Disclosure of Non-cash Activities:
  Accretion of Series A preferred stock in lieu of dividends.. $   -    $   209
  Accretion of Series B preferred stock in lieu of dividends..     -        179

Issuance of common stock in connection with acquisitions......   3,383      -

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements


            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Restatement

     The accompanying restated condensed consolidated financial statements recognize the restatement of second quarter results to reflect $650,000 of operating expenses that were originally recorded as charges against reserves established in the recording of the purchase cost of Marketing Information Systems, Inc. ("MIS") and Telmar Software International, LLC ("TSI") as of March 31, 1998. Upon further analysis, it was determined that these costs did not meet the criteria of EITF 95-3, Recognition of Liabilities in Connection with a Business Combination and accordingly have been recognized as operating expenses in the restated financial statements for the quarter ended June 30, 1998. The $650,000 recognized as operating expenses in the second quarter consisted of $300,000 of service and maintenance expense, $90,000 of sales and marketing expense, $165,000 of product development expense and $95,000 of general administrative expense. Accordingly, the restated balance sheet reflects $650,000 of additional accrued liabilities.

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

3. Business Acquisitions

     On March 30, 1998, the Company acquired substantially all of the net assets of MIS and TSI ("the Acquisitions"), each of which markets proprietary call center software focused on the IBM AS/400 user market.

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

      The calculation of basic and diluted income (loss) per share are as follows (in thousands except per share amounts):

                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                         ------------------    -----------------
                                            1998      1997       1998      1997
                                         --------  --------    --------  -------
Basic/Diluted income (loss) per share:
Net income (loss) applicable to
common shareholders.......................   629        73     (6,392)     (303)
                                          ======    ======     ======    ======
Basic net income (loss) per share.........   .07       .02       (.67)     (.07)
                                          ======    ======     ======    ======
Weighted average shares outstanding....... 9,670     4,293      9,497     4,293
                                          ======    ======     ======    ======
Diluted net income (loss) per share.......   .06       .02       (.67)     (.07)
                                          ======    ======     ======    ======
Weighted average shares outstanding.......10,063     4,293      9,497     4,293
                                          ======    ======     ======    ======

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

                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                    ---------- ---------- ---------- -----------
                                        1998       1997       1998       1997
                                    ---------- ---------- ---------- -----------
                                    (unaudited)(unaudited)(unaudited)(unaudited)
                                    ---------- ---------- ---------- -----------
Revenues:
  License fees......................... 56.3%      53.8%     54.7%      52.5%
  Services and maintenance............. 43.7%      46.2%     45.3%      47.5%
                                       ------     ------    ------     ------
    Total revenues.....................100.0%     100.0%    100.0%     100.0%
                                       ------     ------    ------     ------
Cost of revenues:
  License fees.........................  0.7%       0.8%      0.9%       0.9%
  Service and maintenance.............. 30.2%      26.5%     28.2%      26.4%
                                       ------     ------    ------     ------
    Total cost of revenues............. 30.9%      27.3%     29.1%      27.3%
                                       ------     ------    ------     ------
Gross profit........................... 69.1%      72.7%     70.9%      72.7%
                                       ------     ------    ------     ------
Operating expenses:
  Sales and marketing.................. 38.1%      35.0%     38.4%      35.2%
  Product development.................. 15.3%      18.0%     16.0%      19.2%
  General and administrative........... 12.6%      14.0%     12.7%      14.3%
  Acquired product development costs...   -          -       33.0%        -
    Total operating expenses........... 65.9%      67.0%    100.1%      68.7%
                                       ------     ------    ------     ------
Operating income (loss)................  3.2%       5.7%    (29.2%)      4.0%
Interest income (expense)..............  2.0%      (2.5%)     2.3%      (2.9%)
                                       ------     ------    ------     ------
Income (loss) before provision for
income taxes...........................  5.2%       3.2%    (26.9%)      1.1%
Provision for income taxes.............  0.5%       0.1%      0.7%       0.6%
Net income (loss)......................  4.7%       3.1%    (27.6%)      0.5%

The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ----------------
                                         1998        1997      1998      1997
                                        ------      ------    ------    ------
Cost of license fees...................   1.2%       1.5%       1.7%       1.7%
Cost of services and maintenance.......  69.2%      57.4%      62.4%      55.5%


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

     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 72.3% from $2.3 million, or 57.4% of service and maintenance revenues, in the quarter ended June 30, 1997 to $4.0 million, or 69.2% of service and maintenance revenues, in the quarter ended June 30, 1998. The increase was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers and additional service and maintenance expenses relating to obligations that arose in connection with the acquisition of MIS and TSI.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 64.6% from $3.0 million, or 35.0% of revenues, in the quarter ended June 30, 1997 to $5.0 million, or 38.1% of revenues, in the quarter ended June 30, 1998. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

     Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 28.3% from $1.6 million, or 18.0% of revenues, in the quarter ended June 30, 1997 to $2.0 million, or 15.3% of revenues, in the quarter ended June 30, 1998. The increase in product development expense in the quarter ended June 30, 1998 was primarily due to the hiring of new software development staff and additional product development expenses relating to technologies acquired from MIS and TSI.

     General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses all allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 35.0% from $1.2 million, or 14.0% of revenues, in the quarter ended June 30, 1997 to $1.7 million, or 12.6% of revenues, in the quarter ended June 30, 1998. The increase in general and administrative expenses in the quarter ended June 30, 1998 was due to the addition of accounting, administrative and legal staff to support the growth of the Company's business and an increase in legal and accounting fees.

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

     Cost of Services and Maintenance. The cost of services and maintenance increased 54.1% from $4.3 million, or 55.5% of service and maintenance revenues, in the six months ended June 30, 1997 to $6.6 million, or 62.4% of service and maintenance revenues, for the six months ended June 30, 1998. The increase was primarily attributable to an increase in salary, benefits and overhead related to the hiring of new client services staff to perform increased service requests from customers.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 56.8% from $5.7 million, or 35.2% of revenues, in the six months ended June 30, 1997 to $8.9 million, or 38.4% of revenues, for the six months ended June 30, 1998. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions expense as a result of higher sales levels and increased marketing activities, including advertising, trade shows and promotional expenses.

     Product Development. Product development expenses increased 19.9% from $3.1 million, or 19.2% of revenues, for the six months ended June 30, 1997 to $3.7 million, or 16.0% of revenues, for the six months ended June 30, 1998. The product development expense was primarily due to the hiring of new software development staff.

     General and Administrative. General and administrative expenses increased 27.4% from $2.3 million, or 14.3% of revenues, for the six months ended June 30, 1997 to $2.9 million, or 12.7% of revenues, for the six months ended June 30, 1998. The increase in general and administrative expenses during these periods was primarily due to the addition of accounting, administrative and legal staff to support the growth of the company's business during these periods.

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

Liquidity and Capital Resources

     At June 30, 1998, the Company had $18.7 million in cash and $18.8 million in accounts receivable. For the six months ended June 30, 1998, the Company used net cash of $2.4 million from operating activities. The net cash of $2.4 million used in operations resulted primarily from the net loss of $6.4 million, offset by the $7.7 million non-cash charge for acquired product development costs related to the acquisitions of MIS and TSI and depreciation and amortization of $614,000, reduced by an increase of $3.2 million in accounts receivable, an increase of $706,000 in other current assets, offset by an increase of $156,000 in accounts payable and accrued liabilities. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

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

     History of Operating Losses; Uncertainty of Future Operating Results. The Company incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and the first six months of 1998 and had an accumulated deficit of $20.4 million as of June 30, 1998. The Company's operating history makes the prediction of future operating results difficult or impossible. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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


Dated: November 2, 1998 /s/ Gary R. Martino         Chairman of the Board of
                        --------------------------  Directors, Chief Financial
                        Gary R. Martino             Officer, Treasurer and
                                                    Director (Principal
                                                    Financial Accounting
                                                    Officer)