Form 10-Q
period 1998-09-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1998-11-17
CIK 871696

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                                 YES   X    NO
                                      ---       --

The number of shares of the Registrant's Common Stock, no par value, outstanding on November 9, 1998 was 9,676,171.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS............................................  1

         Condensed Consolidated Balance Sheets as
         of September 30, 1998 and December 31, 1997.....................  1

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30,
         1998 and 1997...................................................  2

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 1998 and 1997...............  3

         Notes to Condensed Consolidated Financial Statements............  4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................  6

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  27

PART II: OTHER INFORMATION...............................................  27

ITEM 1:  LEGAL PROCEEDINGS...............................................  27

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  28

ITEM 5:  OTHER INFORMATION...............................................  28

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K................................  29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                           September 30,          December 31,
                                                                                1998                  1997
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................................            $ 13,798            $ 24,271
  Accounts receivable, net..........................................              21,203              14,815
  Other current assets..............................................               3,092               1,420
                                                                                --------            --------
    Total current assets............................................              38,093              40,506

Equipment, net......................................................               3,021               2,279
Minority equity investment .........................................               1,715                   -
Other assets, net...................................................               2,511               1,137
                                                                                --------            --------
                                                                                $ 45,340            $ 43,922
                                                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of capital lease obligations...................                 131                 232
  Accounts payable and accrued liabilities..........................               8,761               4,375
  Deferred revenues.................................................               2,965               1,686
                                                                                --------            --------
    Total current liabilities.......................................              11,857               6,293
                                                                                --------            --------
Other long-term liabilities.........................................                 502                 599
                                                                                --------            --------

Shareholders' equity:
Common stock, no par value; 9,676,171 shares outstanding
at September 30, 1998 and 9,236,037 shares outstanding
at December 31, 1997................................................              54,586              51,102
Shares to be issued in connection with acquisition..................                 564                   -
Cumulative translation adjustment...................................                  91                (101)
Accumulated deficit.................................................             (22,260)            (13,971)
                                                                                --------            --------
    Total shareholders' equity......................................              32,981              37,030
                                                                                --------            --------
                                                                                $ 45,340            $ 43,922
                                                                                ========            ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                              1998               1997               1998               1997
Revenues:
  License Fees.........................     $ 8,706             $4,506            $21,429            $12,985
  Service and maintenance..............       7,098              4,784             17,615             12,459
                                            -------             ------            -------            -------
    Total revenues.....................      15,804              9,290             39,044             25,444
                                            -------             ------            -------            -------

Cost of revenues:
  Cost of license fees.................         105                 68                316                209
  Cost of services and maintenance.....       4,303              2,532             10,865              6,791
                                            -------             ------            -------            -------
    Total cost of revenues.............       4,408              2,600             11,181              7,000
                                            -------             ------            -------            -------
Gross profit...........................      11,396              6,690             27,863             18,444
                                            -------             ------            -------            -------

Operating expenses:
  Sales and marketing..................       5,807              3,169             14,729              8,859
  Product development..................       2,167              1,552              5,879              4,648
  General and administrative...........       3,216              1,223              6,166              3,538
  Acquired product development costs ..           -                  -              7,658                  -
  One time settlement charge...........       2,163                  -              2,163                  -
                                            -------             ------            -------            -------
    Total operating expenses...........      13,353              5,944             36,595             17,045
                                            -------             ------            -------            -------
Operating income (loss)................      (1,957)               746             (8,732)             1,399
Other income (expense).................         179                206                716               (261)
                                            -------             ------            -------            -------
Income (loss) before provision for
   income taxes........................      (1,778)               952             (8,016)             1,138
Provision for income taxes.............         119                 57                273                159
                                            -------             ------            -------            -------
Net income (loss)......................      (1,897)               895             (8,289)               979

Accretion of preferred stock dividends.           -                (66)                 -               (454)
                                            -------             ------            -------            -------
Income (loss) applicable to common
   shareholders........................     $(1,897)            $  829            $(8,289)           $   525
                                            =======             ======            =======            =======
Basic net income (loss) per share......        (.20)               .11               (.87)               .10
                                            =======             ======            =======            =======
Shares used in computing basic net
   income (loss) per share.............       9,676              7,607              9,558              5,410
                                            =======             ======            =======            =======
Diluted net income (loss) per share....        (.20)               .10               (.87)               .09
                                            =======             ======            =======            =======
Shares used in computing diluted
   earnings per share..................       9,676              7,983              9,558              5,750
                                            =======             ======            =======            =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   1998               1997
Cash Flows from Operating Activities:
  Net income (loss).................................................           $ (8,289)            $   979
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization..................................              1,235               1,070
     Charge for acquired product development cost...................              7,658                   -
  Changes in operating assets and liabilities:
     Accounts receivable, net.......................................             (5,691)             (2,160)
     Other current assets...........................................             (1,499)             (1,242)
     Notes receivable from officers.................................                  -                 570
     Other assets, net..............................................              1,093                  87
     Accounts payable and accrued liabilities.......................                432              (1,500)
     Deferred revenues..............................................               (968)                109
     Other long-term liabilities....................................                (56)                (49)
                                                                               --------             -------
         Net cash used in operations................................             (6,085)             (2,136)

Cash Flows from Investing Activities:
  Acquisition of equipment..........................................             (1,752)             (1,078)
  Cash paid in connection with acquisitions and related deal costs..             (1,632)                  -
  Minority equity investment........................................             (1,715)                  -
                                                                               --------             -------
         Net cash used in investing activities......................             (5,099)              1,078

Cash Flows from Financing Activities:
  Proceeds from initial public offering, net of issuance costs......                  -              32,411
  Repayment of bank term loan.......................................                  -              (2,500)
  Net proceeds from (repayment of) bank line of credit..............                  -              (4,860)
  Repayment of subordinated note payable to stockholder.............                  -                (252)
  Proceeds from exercise of stock option............................                665                   -
  Repayment of capital lease obligations............................               (148)               (205)
                                                                               --------             -------
         Net cash provided by financing activities..................                517              24,594
                                                                               --------             -------

Effect of exchange rate changes.....................................                194                (144)
                                                                               --------             -------
Net Increase (Decrease) in Cash and Cash Equivalents................            (10,473)             21,236

Cash and Cash Equivalents, beginning of period......................             24,271               3,073
                                                                               --------             -------
Cash and Cash Equivalents, end of period............................           $ 13,798             $24,309
                                                                               ========             =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Basis of Presentation.

   The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc. and its wholly owned subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

   The unaudited information has been prepared on the same basis as the annual financial statements, and in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2. Business Acquisitions and Investment

   On March 30, 1998, the Company acquired substantially all of the net assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International, LLC ("TSI") ("the Acquisitions"), each of which markets proprietary call center software focused on the IBM AS/400 user market.

   The final as adjusted aggregate purchase price of $8.6 million consisted of $1.3 million of cash, 254,841 shares of common stock valued at $3.4 million, $3.5 million of net assumed liabilities and $385,000 of transaction costs. Of the 254,841 shares, 42,508 shares (valued at $564,000) have been placed in escrow and will be released from escrow no later than March 30, 1999, subject to the satisfactory collection of accounts receivable and the absence of any indemnification claims. The value of the common stock was determined based on the average trading price of the Company's common stock for the two days prior to, the day of, and the two days after, the date that the terms of the Acquisitions were announced.

   The Acquisitions have been accounted for under the purchase method of accounting and the aggregate purchase price was allocated to the acquired assets and assumed liabilities based on their estimated value. Of the aggregate purchase price, $7.7 million was allocated to acquired product development costs and charged to operations at the date of acquisition, $719,000 was allocated to purchased software and will be amortized over three years and $250,000 was allocated to goodwill and will be amortized over seven years.

   On August 11, 1998 the Company acquired 19.8% of the common stock of Mitsucon Technologia S/A., a Brazilian software and services company that acts as a distributor for the Company, for a purchase price of approximately $1.7 million in cash, including transaction costs.

3. Earnings (Loss) Per Share.

   The Company has adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share (SFAS 128) and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98), effective December 31, 1997. SFAS 128 established new standards for computing and presenting income (loss) per share. Under SFAS 128, income (loss) per share is computed both under the basic and diluted methods. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding; diluted income (loss) per share is computed by giving effect to all dilutive common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options, warrants and convertible preferred stock. SAB 98 eliminates the requirement to include in income (loss) per share the dilutive effect of certain stock options granted during the twelve months preceding an initial public offering, calculated using the treasury stock method and the initial public offering price.

   The calculation of diluted income (loss) per share for the three and nine months ended September 30, 1998 does not include stock options as the effect on diluted income (loss) per share would have been antidilutive. The calculation of diluted income (loss) per share for the three and nine months ended September 30, 1997 does not include the conversion of Series A and Series B preferred stock or the conversion of the redeemable common stock warrants as the effect on diluted income (loss) per share would have been antidilutive.

   The calculations of basic and diluted income (loss) per share are as follows (in thousands except per share amounts):

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                     1998              1997               1998              1997
                                                  (unaudited)       (unaudited)        (unaudited)       (unaudited)
Basic/Diluted income (loss) per
share:.......................................
Net income (loss) applicable
  to common shareholders.....................      (1,897)               829            (8,289)               525
                                                   ======              =====            ======              =====
Basic net income (loss) per share............        (.20)               .11              (.87)               .10
                                                   ======              =====            ======              =====
Basic weighted average shares outstanding....       9,676              7,607             9,558              5,410
                                                   ======              =====            ======              =====
Diluted net income (loss) per share..........        (.20)               .10              (.87)               .09
                                                   ======              =====            ======              =====
Basic weighted average shares outstanding....       9,676              7,607             9,558              5,410

Weighted average shares resulting
from exercise of options, calculated
by treasury stock method.....................          --                376                --                340
                                                   ------              -----            ------              -----
Diluted weighted average shares outstanding..       9,676              7,983             9,558              5,750
                                                   ======              =====            ======              =====


4. Revenue Recognition

   As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the three and nine months ended September 30, 1998.

5. Comprehensive Income

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three and nine months ended September 30, 1998, there was no material difference between reported net loss and comprehensive net loss.

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

RESULTS OF OPERATIONS

   The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months and nine months ended September 30, 1998 and 1997.

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                      1998               1997               1998                1997
                                                   (unaudited)        (unaudited)         (unaudited)       (unaudited)
Revenues:
License fees                                         55.1%              48.5%              54.9%               51.0%
Services and maintenance...............              44.9%              51.5%              45.1%               49.0%
                                                   ------              -----             ------               -----
  Total revenues.......................             100.0%             100.0%             100.0%              100.0%

Cost of revenues
  License fees.........................               0.7%               0.7%               0.8%                0.8%
  Service and maintenance..............              27.2%              27.3%              27.8%               26.7%
                                                   ------              -----             ------               -----
  Total cost of revenues...............              27.9%              28.0%              28.6%               27.5%
                                                   ------              -----             ------               -----
Gross profit...........................              72.1%              72.0%              71.4%               72.5%
Operating expenses:
  Sales and marketing..................              36.8%              34.1%              37.7%               34.8%
  Product development..................              13.7%              16.7%              15.1%               18.3%
  General and administrative...........              20.3%              13.2%              15.8%               13.9%
  Acquired product development costs                    -                  -               19.6%                  -
  One time settlement charge...........              13.7%                 -                5.5%                  -
                                                   ------              -----             ------               -----
    Total operating expenses...........              84.5%              64.0%              93.7%               67.0%
Operating income (loss)................             (12.4)%              8.0%             (22.4%)               5.5%
                                                   ------              -----             ------               -----
Interest income (expense)..............               1.1%               2.2%               1.9%               (1.0%)
                                                   ------              -----             ------               -----
Income (loss) before provision for
  income taxes.........................             (11.3)              10.2%             (20.5)                4.5%
Provision for income taxes.............               0.8%               0.6%               0.7%                0.7%
                                                   ------              -----             ------               -----
Net income (loss)......................             (12.0)%              9.6%             (21.2%)               3.8%
                                                   ======              =====             ======               =====

The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                      1998               1997              1998               1997
                                                   (unaudited)        (unaudited)       (unaudited)        (unaudited)
Cost of license fees...................               1.2%               1.5%               1.5%               1.6%
Cost of services and maintenance.......              60.6%              52.9%              61.7%              54.5%

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues

   License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees increased 93.2% from $4.5 million, or 48.5% of total revenues, in the quarter ended September 30, 1997 to $8.7 million, or 55.1% of total revenues, in the quarter ended September 30, 1998. The increase in license fees was primarily attributable to an increase in the average size of initial customer licenses and the number of licenses sold. The Company believes that the increased number and size of licenses for its EDGE products has primarily resulted from increased market awareness and acceptance of the Company's software products resulting from increased corporate marketing and expansion of the sales force and expansion of Company's network of international distributors and resellers. The Company also generated license fees in the third quarter from the products acquired in the Acquisitions, from which there were no revenues in 1997.

   Services and Maintenance. Services and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased 48.4% from $4.8 million, or 51.5% of total revenues, in the quarter ended September 30, 1997 to $7.1 million, or 44.9% of total revenues, in the quarter ended September 30, 1998. The increase in services and maintenance was primarily attributable to the significant increase in software licenses.

Cost of Revenues

   Cost of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third-party software and software production personnel. Cost of license fees increased 54.4% from $68,000 or 1.5% of the related license revenues, in the quarter ended September 30, 1997 to $105,000, or 1.2% of the related license revenues, in the quarter ended September 30, 1998. The increase in the cost of license fees was primarily attributable to an increase in the amount of third-party products resold by the Company.

   Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 69.9% from $2.5 million, or 52.9% of service and maintenance revenues, in the quarter ended September 30, 1997 to $4.3 million, or 60.6% of service and maintenance revenues, in the quarter ended September 30, 1998. The increases in the dollar amount of costs of services and maintenance and the amount of these costs as a percentage of revenues were primarily attributable to an increase in third party consulting costs, which are typically billed to the customer on a pass through basis, and increases in salary, benefits and overhead related to the hiring of new client services staff. The increase in third party consulting costs resulted primarily from the Company's efforts to work more cooperatively with other vendors, including systems integrators, on larger software projects. The new hires were necessary to perform increased service requests from customers.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 83.2% from $3.2 million, or 34.1% of revenues, in the quarter ended September 30, 1997 to $5.8 million, or 36.8% of
revenues, in the quarter ended September 30, 1998.   The increase in sales and
marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions as a result of substantially higher license revenues, increased use of outside third party consultants for sales and marketing efforts and increased marketing activities, including advertising, trade shows and promotional expenses. The Company plans to continue to expand its sales and marketing staff over the next twelve months and expects that sales and marketing expenses will continue to increase as a percentage of revenue during that time.

   Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 39.6% from $1.6 million, or 16.7% of revenues, in the quarter ended September 30, 1997 to $2.2 million, or 13.7% of revenues, in the quarter ended September 30, 1998. The increase in product development expense in the quarter ended September 30, 1998 was primarily due to an increase in salaries and benefits related to the hiring of new software development staff, an increase in third party consulting expense and continuing development of the in-process development projects acquired from MIS and TSI. Both new hires and third party outside consultants are working on new product development.

   One Time Settlement Charge. The one time settlement charge reflects the total cost of the settlement of litigation against the Company by Rockwell International Corporation, including the payment of $1.75 million to Rockwell and approximately $413,000 in legal fees, court costs, disbursements and expenses. This one time settlement charge represented 13.7% of revenues for the quarter ended September 30, 1998. See Part II, Item 1 of this Form 10-Q for a discussion of the litigation settlement.

   General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses all allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 163.0% from $1.2 million, or 13.2% of revenues, in the quarter ended September 30, 1997 to $3.2 million, or 20.3% of revenues, in the quarter ended September 30, 1998. The primary reason for the increase in general and administrative expenses in the quarter ended September 30, 1998 was the increase in bad debt reserves of $1.8 million following a comprehensive review of accounts receivable. This review took into account the Company's rapid growth in revenues and corresponding growth in accounts receivable as well as certain economic uncertainties in markets in which the Company operates, including South America, Asia Pacific and the teleservices outsourcing industry.

   Other Income (Expense). Other income (expense) was $206,000 for the quarter ended September 30, 1997 compared to $179,000 for the quarter ended
September 30, 1998. Other income (expense) consists primarily of interest earned on short-term investments less interest expense on debt and equipment financing. Interest income decreased by $25,000 from $207,000 in the quarter ended September 30, 1997 to $182,000 in the quarter ended September 30, 1998 while interest expense decreased by $94,000 from $102,000 in the quarter ended September 30, 1997 to $8,000 in the quarter ended September 30, 1998. Interest income decreased due to a decline in the amount of short-term investments held by the Company and interest expense decreased due to the pay off of debt with proceeds from the Company's initial public offering of common stock ("IPO").

   Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $57,000 in the quarter ended September 30, 1997 to $119,000 in quarter ended September 30, 1998. At September 30, 1998, the Company had approximately $6.8 million of U.S. Federal net operating loss carryforwards, of which approximately $4.5 million resulted from the exercise of non-qualified stock options, and approximately $1.3 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. These U.S. Federal net operating loss carryforwards expire through 2002.

   In addition, the Company has United Kingdom net operating loss carryforwards of approximately $1.3 million, which can be utilized to offset future taxable income and which have no expiration.

   The Company has recorded a full valuation allowance against its deferred tax assets, including those resulting from net operating loss carryforwards, as a result of uncertainties regarding the realization of the asset. Such uncertainties result from cumulative losses in recent years and the lack of a sufficiently quantifiable backlog given the Company's selling cycle and the industry in which the Company operates. As the future realization of deferred tax assets is primarily contingent upon the Company's ability to generate future taxable income, and given the limited history of generating such taxable income, the Company does not believe it appropriate to recognize a net deferred tax asset based on forecasted operating results.

   The IPO resulted in a change of ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of U.S. Federal net operating loss carryforwards generated prior to the IPO which can be utilized to offset Federal taxable income has an annual limitation of approximately $4.7 million.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues

   License Fees. Total license fees increased 65.0% from $13.0 million, or 51.0% of total revenues, for the nine months ended September 30, 1997, to $21.4 million, or 54.9% of total revenues, for the nine months ended September 30, 1998. The increase in license fees was primarily attributable to an increase in the average size of initial customer licenses and the number of licenses sold. The Company believes that the increased number and size of licenses for its EDGE products has primarily resulted from increased market awareness and acceptance of the Company's software products resulting from increased corporate marketing and expansion of the sales force and the Company's network of international distributors and resellers. The Company also generated license fees in the first nine months of 1998 from the products acquired in the Acquisitions, from which there were no revenues in 1997.

   Services and Maintenance. Services and maintenance revenues increased 41.4% from $12.5 million, or 49.0% of total revenues, in the nine months ended September 30, 1997 to $17.6 million or 45.1% of total revenues, for the nine months ended September 30, 1998. The increase in services and maintenance revenues was primarily attributable to the significant increase in software licenses.

Cost of Revenues

   Cost of license fees. Cost of license fees increased 51.2%, from $209,000 or 1.6% of the related license revenues, in the nine months ended September 30, 1997 to $316,000 or 1.5% of the related license revenues, for the nine months ended September 30, 1998. The increase in cost of license fees was primarily attributable to an increase in the amount of third party products resold by the Company.

   Cost of Services and Maintenance. The cost of services and maintenance increased 60.0% from $6.8 million, or 54.5% of service and maintenance revenues, in the nine months ended September 30, 1997 to $10.9 million, or 61.7% of service and maintenance revenues, for the nine months ended September 30, 1998. The increases in the dollar amount of costs of services and maintenance and the amount of these costs as a percentage of revenues were primarily attributable to an increase in third party consulting costs, which are typically billed to the customer on a pass through basis and increases in salary, benefits and overhead related to the hiring of new client services staff. The increase in third party consulting costs resulted primarily from the Company's efforts to work more cooperatively with other vendors, including systems integrators, on larger software projects. The new hires were necessary to perform increased service requests from customers.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased 66.3% from $8.9 million, or 34.8% of revenues, in the nine months ended September 30, 1997 to $14.7 million, or 37.7% of revenues, for the nine months ended September 30, 1998. The increase in sales and marketing expenses was primarily related to the hiring of additional sales and marketing personnel, increased commissions as a result of substantially higher license revenues, an increased use of outside third-party consultants for sales and marketing efforts and increased marketing activities, including advertising, trade shows and promotional expenses.

   Product Development. Product development expenses increased 26.5% from $4.6 million, or 18.3% of revenues, for the nine months ended September 30, 1997 to $5.9 million, or 15.1% of revenues, for the nine months ended September 30, 1998. The increase in product development expense in the nine months ended September 30, 1998 was primarily due to an increase in salaries and benefits related to the hiring of new software development staff and an increase in third party consulting expense. Both new hires and third party outside consultants are working on new product development.

   One Time Settlement Charge. The one time settlement charge reflected the total cost of the settlement of litigation against the Company by Rockwell International Corporation including the payment of $1.75 million to Rockwell and approximately $413,000 in legal fees, court costs, disbursements and expenses. This one time settlement charge represented 5.5% of revenues for the nine months ended September 30, 1998. See Part II Item 1 of this Form 10-Q for discussion of the litigation settlement.

   General and Administrative. General and administrative expenses increased 74.3% from $3.5 million, or 13.9% of revenues, for the nine months ended September 30, 1997 to $6.2 million, or 15.8% of revenues, for the nine months ended September 30, 1998. The primary reason for the increase in general and administrative expenses for the nine months ended September 30, 1998 was the increase in bad debt reserves by $1.8 million in the third quarter following a comprehensive review of accounts receivable. This review took into account the Company's rapid growth in revenues and corresponding growth in accounts receivable as well as certain economic uncertainties in markets in which the Company operates including South America, Asia Pacific and the teleservices outsourcing industry.

   Acquired Product Development Costs. Acquired product development costs resulted from the March 30, 1998 acquisitions of MIS and TSI. There was no similar acquisition activity for the nine months ended September 30, 1997. In connection with the acquisitions of MIS and TSI, the Company allocated $7.7 million of the purchase price to incomplete research and development ("R&D") projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the acquisition date, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company used an independent third-party appraiser to assess and value the in-process research and development. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the creation of SalesPath, a new product under development by MIS, and new releases of MSM and Telemar, which were telemarketing products marketed by MIS and TSI, respectively. Valuation of development efforts in the future was excluded from the R&D appraisal.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products relate to the completion of all planning, designing, prototyping, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

     The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing commercially viable products, estimating the resulting net cash flows from the expected product sales of such products, and discounting the net cash flows to their present value using a risk-adjusted discount rate.

     Long-term revenue growth was deemed to be reasonable compared to growth estimates of guideline companies in the same or similar industries facing similar market risks. An examination of seven guideline companies indicated that growth estimates ranged from 29% to 53% with an average long-term growth estimate of 39%. The estimated revenue growth rates for MIS and TSI used in determining the values of the in-process technologies were 38% and 44%, respectively. These growth estimates were considered reasonable taking into consideration the level of sales of the companies in 1997, $4 million and $2.4 million for MIS and TSI, respectively.

     Selling, general and administrative expenses and profitability estimates were determined based on historical indications, anticipated business changes in the near term, as well as an analysis of the guideline companies.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and several studies of investment rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 30% was appropriate for the business enterprises of both MIS and TSI, 25% for the existing products and technology, and 32.5 to 35% for the in-process R&D. Because the in-process projects were such an integral part of each business enterprise, only a moderate increase in the discount rate for the in-process technology was deemed appropriate.

   These discount rates were commensurate with MIS' and TSI's market positions, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at the time of acquisition.

   Selection of an appropriate discount rate for each project was based on perceived risk related to each individual project taking into consideration the nature of the R&D effort and the stage of development. The risk of MIS achieving the revenue from SalesPath was deemed higher than the risk of achieving revenue from in-process releases of MSM since the MSM in-process releases were based on an existing product. While SalesPath inherently had a higher technical risk since it was a completely new platform, this risk was lessened by the market's move away from an AS/400 based product. Further, at the date of acquisition, SalesPath was estimated to be greater than 80% complete, which decreased the risk of not completing the project successfully.

   The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

   MIS' and TSI's in-process research and development value is comprised of two individual on-going projects for each company. Remaining development efforts for these projects include various phases of design, development and testing. Completion dates for the projects in progress were anticipated to occur over the next two years at which dates the Company expected to begin generating the economic benefits from the technologies. Funding for such projects was expected to be obtained from internally generated sources.

   As of September 30, 1998, development of the new releases of the Telemar product were approximately on schedule with Telemar 6.1 having been released in beta form September 1998. Based on results through September 30, 1998, the Company does not believe that 1998 revenues from the Telemar suite of products will be materially different from the forecast revenues.

   As of September 30, 1998, development of the new version of the MSM product was approximately on schedule with MSM 400 having been released in September 1998. Based on results through September 30, 1998, the Company anticipates that 1998 revenues from the MSM suite of products will be significantly lower than had been forecast in the valuation model.

   As of September 30, 1998, the Company had decided not to develop SalesPath as a stand-alone product and instead to focus on development of SalesPath component of the Company's EDGE suite of products, which will support several hardware platforms. The EDGE component, to be called EDGE-SalesPath, will incorporate concept and design elements and certain portions of the software from the purchased in-process SalesPath technology. The change in strategy for the product is expected to delay the product introduction by approximately one year, as EDGE-SalesPath is anticipated to be available by late 1999. No revenues will be generated from EDGE-SalesPath until after its release although revenues from SalesPath in 1998 had been forecast in the valuation model.

   Research and development expenses allocable to the in-process projects related to the new releases of Telemar and MSM were not materially different than forecast. Research and development expenses for EDGE-SalesPath (including development work on SalesPath as a stand alone product prior to the decision to proceed with an EDGE version of the product) were also not materially different than forecast. Based on currently available information, development costs to complete EDGE-SalesPath are expected to exceed forecast costs to complete Sales Path by approximately $700,000.

   As evidenced by their continued support for these projects, management believes the Company has a reasonable chance of successfully completing the R&D programs with the changes described above. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

   If these projects are unsuccessful, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual project in-process may result in economic losses, but it is unlikely to materially impact the Company's financial condition or results of operations. Commercial results will be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

   Other Income (Expense). Other income (expense) was an expense of $261,000 for the nine months ended September 30, 1997 as compared to income of $716,000 for the nine months ended September 30, 1998. Other income (expense) consists primarily of interest earned on short term investments less interest expense on debt and equipment financing. Interest income increased by $625,000 from $116,000 in the nine months ended September 30, 1997 to $741,000 in the nine months ended September 30, 1998 while interest expense decreased by $448,000 from $478,000 in the nine months ended September 30, 1997 to $30,000 in the nine months ended September 30, 1998. Interest income increased due to interest earned on investments from proceeds of the Company's IPO and interest expense decreased due to the pay off of debt with proceeds from the IPO.

   Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased 70.6% from $159,000 for the nine months ended September 30, 1997 to $273,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

   At September 30, 1998, the Company had $13.8 million in cash and cash equivalents and $21.2 million in accounts receivable. For the nine months ended September 30, 1998, the Company used net cash of $6.1 million from operating activities. The net cash of $6.1 million used in operations resulted primarily from the net loss of $8.3 million, offset by the $7.7 million non-cash charge for acquired product development costs related to the acquisitions of MIS and TSI and depreciation and amortization of $1.2 million, reduced by an increase of $5.7 million in accounts receivable, an increase of $1.5 million in other current assets and a decrease of $968,000 in deferred revenues offset by a decrease of $1.1 million in other assets, net, and an increase of $432,000 in accounts payable and accrued liabilities. The fluctuations in operating assets and liabilities were primarily due to the timing of orders, collections of accounts receivable and the payment of accounts payable.

   For the nine months ended September 30, 1998, the Company's primary investing activities consisted of $1.8 million of purchases of computer and office equipment to support the Company's expanding employee base, $1.7 million related to a minority equity investment and $1.6 million of cash paid in connection with the acquisitions of MIS and TSI and related deal costs.

   For the nine months ended September 30, 1998, the Company's primary financing activities consisted of the exercise of employee stock options which provided cash proceeds of $665,000.

   The Company anticipates that its current cash and cash equivalents together with cash provided by operations will be sufficient to meet the Company's projected working capital and other cash requirements for the foreseeable future. The Company's future operating and capital requirements will depend on numerous factors, including the collection of accounts receivable, the level of resources the Company devotes to marketing and sales activities and internal research and development programs, advances in technology, the successful development and introduction of new products and any acquisitions or strategic alliances or investments which the Company may consider.

   Foreign currency risk. The Company's exposure to foreign currency risks has been relatively low because of the way the Company conducts its international business. The primary reason for the low level of exposure to foreign currency fluctuations is that the Company generally requires payment from its international customers outside the United Kingdom, Europe and Australia in U.S. dollars. In the United Kingdom and Europe, the Company generally requires payment from its international customers in pounds sterling. In addition, the Company has no debt denominated in any foreign currency although it has entered into equipment and real estate leases that are payable in local currency. For the nine months ended September 30, 1998, the Company derived 35% of its revenues from international operations. Approximately 65% of international revenues were from transactions denominated in pounds sterling with substantially all of the remaining percentage denominated in U.S. dollars. Gains and losses on translation into U.S. dollars of foreign currency are recorded as a separate component of shareholders' equity and do not affect results of operations.

   Because of the historically low level of currency risks, the Company has not previously engaged in foreign currency hedging programs. However, as revenues from international operations have grown, the Company has been monitoring its foreign exchange exposures to assess risks of fluctuations in foreign currency exchange rates. As part of our monitoring of currency risks, the Company will consider using foreign currency option contracts and forward contracts in the future to hedge a portion of our exposure on anticipated transactions and firm commitment transactions if we determine that such actions are appropriate and cost-effective. There can be no assurance that the Company's monitoring of foreign currency exposures or future hedging activities, if any, will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position.

   On January 1, 1999, certain member states of the European Economic Community will fix their respective currencies to a new currency, the Single European Currency ("Euro"). On that day the Euro will become a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Companies operating in or conducting business in these countries, will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro.

   We are still assessing the impact that the introduction and use of the Euro will have on our internal systems. Although we will continue to evaluate the impact of the Euro introduction over time, based on presently available information we do not presently expect that introduction and use of the Euro will materially affect the way we conduct our business or materially increase our exposure to foreign currency risks or result in any material increase in our costs.

Year 2000 Compliance

   The following Year 2000 discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believe", "expects", "estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Year 2000 Plan, as well as its Year 2000 contingency plans; its estimated costs related to the Year 2000 Plan; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of code or to replace embedded chips in affected systems or equipment; unanticipated delays or expenses related to remediation; and the actions of independent third-parties with respect to Year 2000 problems.

   The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

   The Year 2000 problem refers to the inability of software to process date information later than December 31, 1999. Date codes in many software programs are abbreviated to allow only two digits for the year. Software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. When that happens, some software will not work at all and other software will suffer critical calculation and other processing errors. Hardware and other products with embedded chips may also experience problems.

   The Company believes that its current version of EDGE, Telemar and MSM products are Year 2000 compliant. In addition, the Company tracks the version of its products that each of its customers uses. By the end of 1998, the Company plans to notify any customers that may not be using a Year 2000 compliant version of the Company's product that Year 2000 compliant versions of those products are available. The Company believes that all current products will meet basic functionality requirements, however, because all specific customer situations and uses cannot be anticipated, IMA may be faced with warranty and other claims as a result of the Year 2000 transition. The impact of such customer claims could have a material adverse impact on the Company's results of operations and financial condition.

   Some customers may have written applications using the EDGE product. The Company, in its consulting capacity, also has written such applications. The Company believes that most applications written by it are Year 2000 compliant. The Company does not know, and has no meaningful way of determining, whether the applications written by customers are Year 2000 compliant.

   The Company is in the process of completing a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT") (i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. The Company has begun to upgrade certain critical systems to meet with Year 2000 requirements. The Company will be conducting transaction testing in the first half of 1999 to evaluate compliance of the overall system infrastructure. The Company will consider the need for remediation plans as it continues to assess the Year 2000 risk. The Company expects to complete its evaluation by the end of the second quarter of 1999. The Company's inability to remediate non-compliant systems in its infrastructure could have a material adverse affect on the Company's results of operations and financial condition.

   The costs incurred to date related to upgrading the Company's products to be Year 2000 compliant were approximately $200,000 and have been funded from operating cash flows and have not been separately accounted for partly because the responsibilities and costs were distributed throughout the organization and represent a small percentage of total operating costs. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $100,000. The Company expects to complete an estimate of the anticipated cost of upgrading internal systems by the end of the first quarter of 1999. While the Company expects to incur additional expenses to complete these upgrades, it does not believe the implementation of the Year 2000 programs discussed above will have a material adverse impact on the Company's financial condition or results of operations. The Company believes that funds generated from operations will be sufficient to satisfy costs incurred to date and future Year 2000 compliance costs.

   The Company has initiated the development of a comprehensive Year 2000 contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems. The contingency plan is expected to be completed during the second quarter of 1999.

   The Company also is in the process of conducting a review of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company believes the review of its suppliers will be complete during the first quarter of 1999. The Company has no practical means to verify the information provided by these independent third parties and is still pursuing those key distributors and vendors who may not yet have responded. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative suppliers. However, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's distributors or vendors, such problems remain a possibility and could have an adverse impact on the Company's results of operations and financial condition.

   Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected. However, at this time the Company believes that the existence of earlier versions of its products that are not Year 2000 compliant is not likely to have a material adverse effect on the Company or its operations.

To the extent that its key distributors or vendors experience problems relative to achieving Year 2000 compliance, the Company could suffer unanticipated revenue losses.

  In addition, the Company does not currently have meaningful information concerning the Year 2000 compliance status of its customers. As is the case with other software companies, if significant numbers of the Company's current or future customers fail to achieve Year 2000 compliance it could have a material adverse effect on the Company.

Factors That May Affect Future Results

     References in this section to the "Company," "Information Management Associates, Inc.," "IMA," "we," "us," and "our" refer to Information Management Associates, Inc.

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

     History of Operating Losses; Uncertainty of Future Operating Results. We incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and the first nine months of 1998. As of September 30, 1998, we had an accumulated deficit of $22.3 million. Given our operating history, we cannot predict our future operating results with any certainty. You should not consider our recent revenue growth as indicative of future revenue growth or operating results. We cannot assure you that our business strategies will be successful, nor can we assure you that we will achieve or sustain profitability on a quarterly or annual basis.

     Fluctuations in Quarterly Performance. Our quarterly operating results have varied significantly in the past and may continue to do so depending on several factors, many of which are beyond our control. These factors include, among others:

     .    our ability to develop, introduce and market new and enhanced versions
     .    of our products on a timely basis;
     .    demand for our products;
     .    the lengthy sales cycle for full implementation of our products;
     .    the size, timing and contractual terms of significant orders;
     . the timing and significance of product enhancements and new product announcements by us or our competitors;
     .    changes in our business strategies;
     .    the budgeting cycles of our potential customers;
     . customer order deferrals in anticipation of enhancements or new products;

     .    changes in the mix of products and services we sell;
     . changes in the amount of our revenue attributable to domestic and international sales;
     .    changes in foreign currency exchange rates;
     .    product and price competition;
     . cancellations or non-renewals of licenses or maintenance agreements; investments to develop marketing and distribution channels; and
     .    changes in the level of our operating expenses.

To achieve our quarterly revenue objectives, we depend upon obtaining orders in that quarter for delivery in that quarter. The timing of our revenue recognition is affected by the amount of contracts executed and delivered, whether the contract contains post delivery obligations and when our customers accept the product. We derive a significant portion of our revenues in any quarter from non-recurring, large license fees paid to us by a relatively small number of customers. We expect this trend to continue for the foreseeable future. Therefore, if a customer defers, cancels or fails to honor its contractual obligations, our operating results could be materially adversely affected in a given quarter. On the other hand, significant sales occurring earlier than expected may adversely affect subsequent quarters. In addition, we have experienced and expect to continue to experience stronger demand during the quarters ending in June and December than during the quarters ending in March and September. We receive a substantial portion of our orders in the last months or weeks of any given quarter.

     Because of the factors stated above, we are not able to predict our quarterly revenues and operating results with any significant degree of accuracy. If revenue levels fall below expectations, the shortfall would likely materially adversely affect our business, operating results and financial condition. As a result, we believe that you should not rely on period-to-period comparisons of our results of operations as meaningful indicators of future performance. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis. We expect that in some future quarter or quarters our total revenues or operating results will not meet the expectations of public market analysts and investors. Our failure to meet expectations or adverse conditions prevailing or appearing to prevail generally or with respect to our business will likely materially adversely affect our Common Stock price.

     Ability to Integrate Acquisitions. We completed the acquisitions of substantially all of the assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International, LLC ("TSI") on March 30, 1998 for an aggregate purchase price of $8.6 million. Each has product lines that focused on the IBM AS/400 market, a platform to which IMA's flagship product EDGE has only recently been introduced. Failure to successfully integrate the acquired product lines, and the employees, distributors, and customers of the acquired businesses could have a material adverse effect on our business, operating results and financial condition.

     Product Concentration. Although we now receive some revenues from MIS and TSI products, licensing of EDGE and the provision of professional consulting, technical support and maintenance services relating to EDGE account for substantially all of our revenues. We do not expect this to change in the foreseeable future. Accordingly, factors adversely affecting the pricing of or demand for EDGE products and services, such as competition or technological changes, could have a material adverse effect on our business, operating results and financial condition. Our future financial performance will depend, in significant part, on the continued market acceptance of our EDGE products including its new and enhanced versions. We cannot assure you that we will continue to successfully develop and market EDGE.

     Lengthy Sales and Implementation Cycles; Post-Delivery Obligations. The following factors over which we may have little or no control may significantly delay our sales cycle:

     . significant commitment of customer resources for licensing and implementing our products;
     . significant level of education required by prospective customers regarding the use of our products;
     . lengthy customer approval process typically associated with significant capital expenditures; and
     . implementation of our products generally extends for several months and for larger, more complex implementations, multiple quarters.

     We recognize licensing fees upon delivery of the product if:

     .    we have no significant post-delivery obligations;
     .    our customer has no acceptance conditions; and
     .    we believe that we can collect the resulting receivable.

If any of the above conditions do not exist, we will defer the revenue until all of the conditions are satisfied.

     Previously, when we have provided consulting services to implement certain larger projects, some customers have not honored their obligations by delaying payments of a portion of license fees until we completed implementation or disputing the consulting fees charged for implementation. We may experience delays, cancellations or disputes in the future. If these occur, they could have a material adverse effect on our business, operating results and financial condition. They could also cause our quarterly operating results to vary significantly.

     Dependence on Proprietary Technology. Our success and ability to compete depends in part upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. We typically enter into confidentiality or license agreements with our employees, distributors, clients and potential clients and limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that these steps will adequately deter misappropriation or independent third-party development of our technology. Also, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

     We have placed, and may continue to place, our source code in escrow for the benefit of a small number of our customers. The escrow agreements permit these customers to use the source code on a limited, non-exclusive basis if:
(i) we initiate bankruptcy proceedings or bankruptcy proceedings are initiated against us; (ii) we cease to do business; or (iii) we fail to meet our support obligations. In addition, we use third-party contractors for selected product development projects. The escrow of source code and the use of a third-party contractor may increase the possibility of misappropriation by third parties.

     As the number of products and competitors in our industry segment grows and the functionality of products in different segments overlaps, we expect that software product developers increasingly will be subject to infringement claims. The use of patents to protect software has increased. We believe that our products and technology do not infringe on any existing proprietary rights. Nevertheless, we cannot assure you that third parties will not assert successful infringement claims. The following could have a material adverse effect upon our business, operating results and financial condition:

      . any infringement claim against us, even if unfounded, resulting in diversion of our time and resources, costly litigation and product shipment delays;
      . any infringement claim that results in the necessity that we enter into a royalty or licensing agreements which may not be available on terms favorable to us;
      .   any infringement claim resolved against us;
      . litigation to protect our trade secrets or other intellectual property rights or to determine the validity and scope of the proprietary rights of others resulting in substantial costs and diversion of resources.

     Dependence on Indirect Marketing and Distribution Channels; Potential Conflicts. In addition to our own marketing efforts, we maintain relationships with consulting and systems integration companies to increase our domestic and international visibility. In addition to our direct sales force, we distribute our products domestically and internationally through remarketers and distributors. We do not maintain exclusive relationships with any of the consultants, systems integration companies, remarketers or distributors. They are not under our direct control. They have no minimum purchase obligations and they may terminate their relationship with us at any time without cause. In addition, they are free to co-market and distribute potentially competitive products. Accordingly, we must compete for the focus and sales efforts of these third party entities. Also, selling through indirect channels may limit our contacts with our customers, hindering our ability to accurately forecast sales and revenue, determine contract terms, evaluate customer credit, evaluate customer satisfaction and recognize emerging customer needs. We cannot assure you that co-marketers, remarketers and distributors will continue successfully to distribute or recommend the Company's products. We may not continue to succeed in increasing the use of these indirect channels profitably. Also, one or more of these companies may begin to market products in competition with us, which may adversely affect our business, operating results and financial condition.

     Our strategy of marketing our products directly to end-users and indirectly through remarketers and distributors may result in conflicts between our direct sales efforts and third party indirect sales efforts; and conflicts between and among some of our resellers targeting the same customers. These conflicts could materially adversely affect our relationships with existing remarketers and distributors and may adversely affect our ability to attract new remarketers and distributors.

     Need to Expand Marketing and Distribution Channels. As part of our international strategy, we intend to increase our use of remarketers and distributors and to expand our existing co-marketing relationships and establish new relationships with other consulting and systems integration companies. Also, we seek to expand our international direct sales force to take advantage of international growth opportunities. Our ability to achieve revenue growth depends on successful implementation of this strategy. We have experienced, and continue to experience, difficulty in recruiting and retaining qualified personnel. We cannot assure you that we will successfully expand our direct or indirect sales force. Even if we are successful, we cannot assure you that such sales force expansion will result in increased revenues. Failure to expand our sales force could materially and adversely affect our business, operating results and financial condition.

     Emerging Markets for Call Center Customer Interaction Software; Dependence on Increased Use of Products by Existing Customers. The market for call center customer interaction software is relatively new. It is characterized by:

     .   ongoing technological developments;
     .   frequent new product announcements and introductions;
         evolving industry standards; and
     .   changing customer requirements.


Our future financial performance depends in large part on continued growth in the number of organizations adopting call center customer interaction software products on an enterprise-wide basis and on the number of applications and software components developed for such use. We cannot assure you that the call center customer interaction software market will continue to grow. Failure of this market to grow, or market growth slower than our current expectations could materially adversely affect our business, operating results and financial condition.

     Also, some of our larger customers have licensed our software on an incremental basis and we cannot assure you that these customers will expand their use of our software on an enterprise-wide basis or license new or enhanced software products as we introduce them to the market. If our customers do not deploy our software on an enterprise-wide basis because the software has not met their expectations or for other reasons, our business, operating results and financial condition could be materially and adversely affected.

     Rapid Technological Change. Any of the following factors which are present in the call center customer interaction software market could render our existing products obsolete and unmarketable:


     .    rapid technological change;
     .    frequent introductions of new products;
     .    changes in customer demands; and
     .    evolving industry standards.

These factors could rapidly diminish our position in existing and future markets. We expect to make substantial investments from time to time in our product development and testing although we cannot assure you that we will have sufficient resources to make the necessary investments.

     Our customers have adopted a wide variety of hardware, software, database and networking platforms. To gain broad market acceptance, we must continue to support and maintain our products on a variety of such platforms and develop and introduce enhancements to our existing products and new products on pace with technological developments, changing customer requirements and evolving industry standards. Our future success depends on our ability to address the increasingly sophisticated needs of our customers. Our success may also depend, in part, on our ability to introduce products that are compatible with the Internet, and on the broad acceptance of the Internet as a viable customer interaction channel. We cannot assure you that the Internet will become a viable customer interaction channel or that the demand for Internet-related products and services will increase in the future.

     We also cannot assure you that we will be successful in developing and marketing enhancements to our products that respond to technological developments, changing customer requirements or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements. Our enhancements may not adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Product enhancement and new product delays or failure to achieve market acceptance when released could materially and adversely affect our business, operating results or financial condition. In addition, the introduction or announcement of new product offerings or enhancements by us, our competitors or major hardware, systems or software vendors may cause customers to defer or forego licensing of our products, which could have a material adverse effect on our business, operating results and financial condition.

     We depend upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, and relational database software vendors to remain competitive and respond to technological change. Design defects in such products or unexpected delays in their introduction, could materially and adversely affect our business, operating results and financial condition.

     Management of Growth. We recently have experienced rapid growth. This growth could place a significant strain on our management and other resources. We anticipate that the growth of our company, if any, will require us to recruit, hire, train and retain a substantial number of new and highly skilled product development, managerial, finance, sales and marketing and support personnel. The market for such personnel is intensely competitive and we expect that such competition will continue for the foreseeable future. We cannot assure you that we will be able to hire or retain such personnel.

     Our ability to compete effectively and to manage future growth, if any, depends on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you of the future adequacy of our personnel, systems, procedures and controls. Inability to effectively manage growth and the quality of our products could materially and adversely affect our business, operating results and financial condition.

     Competition. The market for telemarketing, telesales and customer service software is:

      .   intensely competitive;
      .   rapidly evolving; and

      . highly sensitive to new product introductions or enhancements and marketing efforts by industry participants.

Our competitors range from internal information systems departments to packaged software application vendors. We believe that as the United States and international software markets continue to grow, a number of new vendors will enter the market and existing competitors and new market entrants will attempt to develop applications targeting additional markets. Our segment of the software industry has experienced consolidation as certain of our larger competitors have recently acquired other smaller competitors. In addition, competitors have established and may in the future establish cooperative relationships or alliances that may increase their ability to provide superior software solutions or services.

     Increased competition resulting from new entrants, consolidation of the call center customer interaction software industry, cooperative relationships or alliances could result in new or stronger competitors, price reductions, reduced operating income or loss of market share, any of which could materially adversely affect our business, operating results or financial condition. Many of our current and potential competitors have significantly greater financial, technical, marketing, service, support and other resources. They generate higher revenues and have greater name recognition. We cannot assure you that our competitors will not develop products comparable or superior to ours or adapt more quickly than we do to new technologies, evolving industry trends or changing client requirements. We cannot assure you that we will compete effectively against competitors or that competitive pressures will not materially and adversely affect our business, operating results or financial condition.

     Dependence on Key Personnel. Our business involves the development, marketing and installation of complex software products and the delivery of professional services. Our success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. The market for such employees is intense and we expect that such competition will continue for the foreseeable future. We cannot assure you that we will hire or retain such personnel. Failure to hire and retain sufficient numbers of highly skilled employees could materially and adversely affect our business, operating results and financial condition. In addition, the loss of Albert R. Subbloie, Jr., the President and Chief Executive Officer, or Gary R. Martino, Chairman of the Board and Chief Financial Officer, or some of our other key personnel could have a material adverse effect on our business, operating results or financial condition, including our ability to attract employees and secure and complete engagements. We maintain key-man life insurance policies with respect to certain of our executive officers, including Mr. Subbloie and Mr. Martino.

     Risk of Product Defects. Software products, particularly new versions, frequently contain errors, especially when first introduced. We conduct extensive product testing during product development. Nevertheless, we have at times delayed commercial release of software until we corrected problems. In some cases, we have provided enhancements to correct errors in released software. We could, in the future, lose revenues as a result of software errors or defects. Despite testing by us and by current and potential customers, future software or releases after commencement of commercial shipments may include errors, resulting in

     .   loss or delay of revenue;

      .   delay in market acceptance;
      .   diversion of development resources;
      .   damage to our reputation; or
          increased service and warranty costs.

Any of these results could materially and adversely affect our business, operating results and financial condition.

     Risks Associated with International Operations. International operations account for a significant portion of our total revenues and we intend to continue and expand our international sales activity. Continuation and expansion of international operations will require significant management attention and financial resources and will require us to establish additional foreign operations and hire additional personnel. We may not be able to maintain or increase international market demand for our products and failure to do so could materially and adversely affect our business, operating results or financial condition.

     International Currency Risks. We currently denominate our international sales in U.S. dollars with respect to sales outside of the United Kingdom, Europe and Australia, and generally in pounds sterling with respect to sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar or pound sterling relative to other currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. Currently, we have not employed currency hedging strategies to reduce this risk although we may consider employing hedging strategies in the future based on our assessment of exposure to fluctuations in foreign currency exchange rates. We cannot assure you that our assessments of exposure to fluctuations in foreign currency exchange rates will be accurate or that any hedging strategies we may use in the future will be effective.

     International Operation and Collection Risks. The following risk factors associated with our international business may have a material adverse effect on our future international sales and, consequently, on our business, operating results or financial condition:

     .    potentially longer payment cycles;
     .    difficulties in collecting international accounts receivable;
     . difficulties in enforcement of contractual obligations and intellectual property rights;
     .    potentially adverse tax consequences;
     . increased costs associated with maintaining international marketing efforts;
     .    increased costs of localizing products for foreign markets;
     .    tariffs, duties and other trade barriers;
     .    adverse changes in regulatory requirements;
     .    possible recessionary economies outside of the United States; and
     .    political and economic instability.

     Dependence on Licensed Technology. We license, and expect to license in the future, technology from other companies for use in and with our products. Our inability to license these products or other necessary products for use in or with our products could have a material adverse effect on our business, operating results or financial condition. In addition, the effective implementation of our products may depend in the future upon the successful operation of licensed products as an integrated part of, or in conjunction with, our products. Any undetected errors in such licensed products could impair the functionality of our products or otherwise delay or prevent the implementation of an installation or the introduction of new products, and injure our reputation, which could have a material adverse effect on our business, operating results or financial condition.

     Increased Use of Third-Party Development Tools. Our EDGE products include application development tools produced by third parties used to build and modify our applications. Third-party application development tools may become more widely used as a result of technological advances or customer requirements. Wider use of third-party applications could require us to make greater use of third-party tools in the future. This increased use would require us to enter into license arrangements with such third parties resulting in higher royalty payments, a loss of product differentiation and delays. Such effects or our inability to enter into commercially reasonable licenses could have a material adverse effect on our business, operating results or financial condition.

     Dependence on Growth of Client/Server Computing Environment. We market our products to customers:

     . committed or committing their call center systems to client/server computing environments; or
     .   converting legacy systems, in part or in whole, to a client/server computing environment.

Our success will depend on further growth in the number of organizations adopting client/server computing environments. We cannot assure you that the anticipated client/server computing trends will occur or that we will respond effectively to the evolving requirements of this market. Failure of the client/server market to grow, or growth at a rate slower than experienced in the past, could materially and adversely affect our business, operating results or financial condition.

     Industry Concentration. We derive a substantial portion of our revenues from customers in the teleservices outsourcing, telecommunications and financial services industries. We intend to further develop our knowledge of the business processes and requirements of other industries in order to establish additional market opportunities. We may not successfully do so. Our failure to increase our customers among a broader base of varied industries, or a downturn in one or more of the teleservices outsourcing, telecommunications or financial services industries could have a material adverse effect on our revenues from that industry or the collectibility of customer obligations from that industry or other aspects of our business, operating results or financial condition.

     Product Liability. The risk of product liability claims is inherent in the sale and support of products. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. The laws of certain jurisdictions, however, may not enforce the limitation of liability provisions contained in our license agreements. A party could bring a successful product liability claim against us, which could result in a material adverse effect on our business, operating results and financial condition.

     Regulatory Environment. Federal, state and foreign law regulates certain uses of outbound call processing systems. Our systems can be programmed to operate in compliance with these laws through the use of appropriate calling
lists and calling campaign time parameters.   Compliance with these laws,
however, may limit the potential use of our products. In addition, future legislation further restricting telephone solicitation practices, if enacted, could adversely affect us.

     Year 2000 Risks. Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. Our failure or inability to identify and correct Year 2000 problems in our products, internal information or other systems, software, hardware or firmware could have a material, adverse effect on our business, operating results, and financial condition. We are still reviewing the impact the Year 2000 issue will have on our internal information systems. We plan to take necessary actions based on the results of such analyses. If costs related to Year 2000 are material, our business, operating results, and financial condition could be materially adversely affected.

     In certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If any of our licensees experience Year 2000 problems, those licensees could assert claims for damages. Such claims, whether or not successful, could materially and adversely affect our business, operating results and financial condition.

     In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. This may adversely affect on our business, operating results, and financial condition.

   In addition to the "Factors That May Affect Future Results" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the Company's filings with the Securities and Exchange Commission.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II:  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

   (a) In the Company's Form 10-Q for the quarter ended June 30, 1998, the Company reported that Rockwell International Corporation, Rockwell
Semiconductor Systems, Inc. and Rockwell Telecommunications, Inc. (collectively, "Rockwell") had filed a two count complaint against the Company. (Rockwell International Corporation, et al. v. Information Management Associates, Inc. 97 CH 809). Rockwell's claims related to the Company's provision of a call center solution to United States Cellular Corporation ("USCC"). Rockwell had obtained a preliminary injunction preventing the Company from completing USCC's Call Center Solution or doing other work for USCC. Although the Company had contested any wrong doing and appealed the preliminary injunction decision, the Company decided to settle the matter quickly to enable it to resume its relationship with USCC which included USCC's exercise of its option to license additional software from the Company during the quarter ended September 30, 1998 for a fee of $1.75 million. Under the terms of the settlement, the litigation was dismissed and all claims by Rockwell relating to the Company's relationship with USCC have been released. IMA agreed to pay Rockwell $1.75 million in four installments over one year.

   (b) On August 20, 1998, the Company filed a two count complaint against APAC Teleservices, Inc. ("APAC") in the United States District Court for the Northern District of Illinois asserting claims for breach of contract and unjust enrichment for APAC's failure to pay $255,772 to the Company for professional services rendered to APAC (Information Management Associates, Inc. v. APAC Teleservices, Inc., 98C 5162) (the "Complaint" or the "Federal Action"). On August 21, 1998, the Company filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, asserting that APAC breached its written agreement with the Company by failing to make payment of $575,983 for software license and maintenance fees (Information Management Associates, Inc.
v. APAC Teleservices, Inc., No. 51 117 0036498) (the "Demand" or the "Arbitration"). On October 8, 1998, APAC filed its answer to the Complaint, denying that it owed the monies claimed by the Company. In connection with the Demand, APAC also filed a counterclaim seeking an unspecified amount of damages based on allegations that the Company's software and maintenance services were deficient (hereinafter referred to as the "Counterclaim"). On October 30, 1998, the Company responded to the Counterclaim, denying the material allegations, further denying that APAC had suffered damages, and raising several affirmative defenses. On November 10, 1998, APAC was granted leave to file a counterclaim in the Federal Action. The Company believes that it will prevail in its claims set forth in the Complaint and the Demand. The Company believes that APAC's Counterclaim is without merit and intends to vigorously oppose the Counterclaim. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty. In the event that the Counterclaim or any future counterclaim brought in the Federal Action is ultimately decided in favor of APAC, damages and associated cost could have a material adverse effect on results of the Company's operations.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a.  Not Applicable.

     b.  Not Applicable.

     c.  Not Applicable

     d.  Use of Proceeds

          (1) On July 30, 1997, the Company's Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-22923, with respect to its initial public offering of common stock was declared effective by the Securities and Exchange Commission. The use of proceeds from the offering was described in the Company's Form 10-Q for the quarter ended September 30, 1997, the Company's Form 10-K for the year ended December 31, 1997 the Company's Form 10-Q for the quarter ended March 31, 1998 and the Company's Form 10-Q for the quarter ended June 30, 1998. Except as noted below, no information has changed with respect to the use of proceeds from the information set forth in the Company's most recent Form 10-Q.

          (2) The Company used the net offering proceeds through September 30, 1998 as follows: (a) approximately $7.4 million for repayment of indebtedness; (b) approximately $8.7 million for working capital;
               (c) approximately $2.2 million for one time settlement charge;
               (d) approximately $2.3 million for the acquisition of equipment;
               (e) $1.7 million for the acquisition of a minority equity investment; (f) approximately $1.6 million for the acquisition of assets of MIS and TSI; and (g) approximately $6.6 million for temporary investments, primarily in commercial paper.

          Each of these amounts is a reasonable estimate of the amount of the net offering proceeds set forth above so applied. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus included in the Registration Statement.


ITEM 5:  OTHER INFORMATION

     On August 11, 1998 pursuant to a Stock Purchase Agreement by and among Mitsucon Tecnologia S/A ("Mitsucon"), Mitsucon Comercial Ltda., Mitsucon Informatica, Ltda., Ernesto Hiroshi Sunago, Mario Minoru Noguchi and Cristina Antakly Adib dated July 31, 1998, the Company purchased 19.8% of the outstanding capital stock of Mitsucon, a Brazilian corporation that distributes the Company's products in the Brazilian market. The purchase price was approximately $1.6 million in cash. The Company incurred approximately $105,000 in transaction related expenses.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

        99 Standard Form Office Lease by and between EOP Operating Limited Partnership and Information Management Associates, Inc effective as of September 10, 1998.

   (b)  Reports on Form 8-K.

            Filed on August 17, 1998 announcing an agreement by the Company to purchase 19.8% of the outstanding capital stock of Mitsucon Technologia S/A. See Section II, Item 5 of this Form 10-Q


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 16, 1998   /s/ Albert R. Subbloie, Jr.      President, Chief
                           ---------------------------      Executive
                           Albert R. Subbloie, Jr.          Officer and Director
                                                            (Principal Executive
                                                            Officer)



Dated: November 16, 1998   /s/ Gary R. Martino             Chairman of the
                           ---------------------------     Board of Directors,
                           Gary R. Martino                 Chief Financial
                                                           Officer, Treasurer
                                                           and Director
                                                           (Principal Financial
                                                           Accounting Officer)