Form 10-K
period 1998-12-31
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1999-03-31
CIK 871696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended:  December 31, 1998

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
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)
                        One Corporate Drive, Suite 400
                               Shelton, CT 06484
             (Address and Zip Code of principal executive offices)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1999: $13,260,912

        Number of shares outstanding as of March 10, 1999:  9,697,088

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its Annual Meeting of Stockholders presently scheduled for May 25, 1999 are incorporated by reference into Part III of this report.

               TABLE OF CONTENTS

ITEM 1.  BUSINESS                                                3

ITEM 2.  PROPERTIES                                             12

ITEM 3.  LEGAL PROCEEDINGS                                      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                14

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT                       14

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                            16

ITEM 6.  SELECTED FINANCIAL DATA                                18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          20

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                            42

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           F-2

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                             F-24

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                           F-24

ITEM 11. EXECUTIVE COMPENSATION                               F-24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                       F-24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       F-24

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K                                  F-24

THE COMPANY

The Company develops, markets and supports customer interaction software designed to increase the productivity and revenue-generating capabilities of small, mid-size and large-scale telephone call centers. The Company develops and markets three primary products: The EDGE TeleBusiness software suite (EDGE), the TELEMAR software suite (TELEMAR), and the MSM software suite (MSM). EDGE is a suite of applications and tools that enables businesses to automate telebusiness activities (telemarketing, telesales, account management, customer service and customer support) on an enterprise-wide basis. TELEMAR and MSM focus on the automation of various customer interactive business processes, including telemarketing, sales and marketing, customer support and remote sales force automation. The Company complements its software products by offering its clients professional consulting, technical support and maintenance services. The Company's software products have been licensed to over 400 customers in a range of industries, including teleservices outsourcing,telecommunications and financial services. Customers include Belgacom, S.A., Bose Corporation, ING Bank, N.V., Humana Inc., Lloyd's Bank Plc, SITEL Corporation, Telefonica de Espana, Texas Utilities Service Inc., United Parcel Service General Services Co., United States Cellular Corporation and Wells Fargo Bank, N.A.

The Company's products are designed to provide superior functionality, flexibility, integration, scalability and speed of deployment. Based upon an open systems software architecture, EDGE supports multiple hardware platforms, operating environments, database management systems, network topologies, desktop standards, and legacy system and computer-telephony middleware. TELEMAR and MSM support IBM's AS/400 hardware platform and are compatible with industry leading software and computer telephony integration technologies. The Company's products and services enable call center agents to effectively manage customer relationships through the use of the telephone, e-mail, the World Wide Web, documents and fax. The Company's products provide call center agents with real-time data and guidance needed to manage increasingly complex processes for selling products and servicing customers. For example, EDGE offers scripting to support order-taking, cross-selling and up-selling, enables agents to track and resolve customer service problems and facilitates the collection of valuable customer information that can be disseminated on an enterprise-wide basis. The Company's professional consulting, technical support and maintenance services include application development, systems integration, systems and database design and construction and software training. The Company believes that these services significantly differentiate the Company from its competitors and complement its products to provide a total solution for small, mid-size and large-scale call centers.

THE IMA SOLUTION

The Company's software applications and tools, coupled with the Company's comprehensive service offerings, represent a total solution designed to enable businesses to increase their productivity and revenue-generating capabilities by improving the effectiveness of their interaction with customers through telephone call centers.

The IMA solution incorporates five design tenets: functionality, flexibility, integration, scalability and speed of deployment.

Functionality. Customer calls are often three to five minute events which, when handled effectively, can have a dramatic impact on a business's ability to acquire and retain customers. The Company's products are designed to enable the user to more effectively manage the telephone conversation with the customer before, during and after the call by automating numerous call center activities, providing real-time access to customer information, and providing features such as intelligent scripting, contact management, time management, work flow management, voice/data management and other conversation management aids. In addition, the Company's products provide comprehensive call center reporting tools which enable managers and supervisors to efficiently and effectively manage call center agents and marketing campaigns.

Flexibility. EDGE includes an integrated development environment that enables a business to rapidly develop or change applications relating to specific sales, marketing or service activities without disrupting live operations. EDGE allows a call center manager to tailor scripts, screen displays and workflow processes. TELEMAR and MSM are provided in source code suitable for customization by end-users to accomodate their specific needs. The ability to change applications allows clients to adapt call center operations quickly in response to changing business needs such as new product sales or marketing campaigns, special customer service programs or crisis management events.

Integration. EDGE is designed to integrate seamlessly with other technologies to improve call center productivity. With its component-based open architecture, EDGE can be integrated with a wide variety of computer and telephony-based technologies and products, including telephony devices (voice response units, predictive dialers, automatic call distributors and private branch exchange technology), relational databases, legacy systems, other third-party desktop applications and facsimile technology. Focused on IBM's AS/400 hardware platform; TELEMAR and MSM are compatible with the industry's leading software and computer telephony integration technologies.

Scalability. The Company's products are scalable from small single-site departmental networks to multi-site global implementations without significantly increasing the risk of system degradation. EDGE has been deployed in client configurations consisting of more than 1,000 users handling over 1,000,000 calls per month.

Speed of Deployment. EDGE's integrated development environment allows businesses to rapidly develop and deploy call center customer interaction software solutions on an enterprise-wide basis. The ability to swiftly develop and deploy applications enables the Company's clients to implement sales, marketing and service programs quickly in response to changes in the business environment.

PRODUCTS AND SERVICES

EDGE Suite of Products. EDGE is based on a distributed, multi-tier client/server open architecture which allows for the distinct separation of presentation, application and database layers. This architecture provides the system performance and scalability that is critical for mid-size and large-scale call centers and permits hardware, relational database and operating system independence to preserve and leverage existing information technology investments. EDGE currently supports Windows 95, Windows NT workstation clients, a wide variety of server platforms, including Unix and Windows NT, as well as database support for Oracle Sybase, Informix and Microsoft SQL Server.

EDGE contains numerous development and customization tools that enable the customer to tailor its solution to meet its business needs, the most common of these tools are:

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

The Company markets as the AdvantEDGE Application Suite a suite pre-packaged specific applications that are commonly used by its customers. The AdvantEDGE Application Suite includes:

  . Account Management--Supports call center agents during free-form conversations with customers. Critical customer information such as contacts, corporate hierarchy and profiles is combined with corporate information such as product, lead source and objection handling and is displayed in a timely manner.

  . Marketing Management--Provides closed-loop lead tracking for users to manage leads and prospects through a sales qualification process by providing list import and segmentation facilities, lead profiling and scoring, results tracking and management reporting.

  . Telesales/Order Entry--Provides graphical, interactive telephone sales and order capture utilizing intelligent prompts for objection handling, cross-selling, up-selling, product and service information, campaign based pricing and order and inventory file integration.

  . Customer Service--Allows a user to track and resolve customer inquiries or cases in single call or multiple step resolution environments, providing closed looped case management with fast path entry, problem determination and resolution support, predefined workflows by type and category, escalation with proactive alerts and on-line status reports.

  . Event and Seminar Management--Allows a user to create, manage and maintain the registration of attendees of an event or seminar, track event information by occurrence, schedule, location and mileage proximity.

  . Campaign Management--Provides full featured campaign cycle tracking that enables the management of campaigns through features that direct campaign strategy from initial contact through tracking and final outcome while enabling the monitoring and effectiveness of overall campaigns.

  . Dynamic Scripting--Supplies efficient and effective scripting capabilities in a simple drag and drop environment, giving customers the tools to quickly create branched scripts in an intuitive flow chart presentation.

  . Workflow--Provides a graphical user interface enabling the customer to automatically process cases through pre-defined and/or dynamic steps that must be completed before a case can be closed.

   The Company's customers increasingly demand more flexibility in the conduct of their business, specifically, the Company's customers seek a "virtual" call center where teleservices representatives have access to the same customer data without necessarily being in the same location. In response to this demand, the Company has developed and markets CyberEDGE. CyberEDGE brings real-time web access to applications built with EDGE, allowing enterprises to build customer interaction applications that support both Microsoft Windows and Internet browsers. With CyberEDGE, customers have the ability to develop and deploy self-service applications that can be used by a call center agent, another company employee, or a consumer, via the Internet. Web self-service increases satisfaction of the customer by reducing or eliminating the need to make a telephone call, allowing customers to receive service in the manner and time that is most convenient for them. For the call center, CyberEDGE provides the ability to support remote agents or "virtual" call centers made up of telecommuters linked to EDGE applications via the Internet or corporate internets.

   TELEMAR and MSM Suite of Products. The Company's TELEMAR and MSM products specifically support the AS/400 hardware platform and enable the customer to automate critical areas within its organization that directly affect customer relationships, such as sales, marketing, telemarketing, telesales, and customer support. The Company's enterprise-wide approach permits access to centralized customer data and allows all groups within an organization to handle accurate, up to date prospect and customer information. For sales representatives working remotely, the Company provides a seamless connection to this same data through its TELEMAR Mobile and MSM Remote products.

   TELEMAR and MSM are architected to provide system performance and scalability that is critical for small, mid-size and large-scale call centers. TELEMAR and MSM are compatible with the industry's leading software and computer telephony integration technology including multiple public branch exchanges and predictive dialers. TELEMAR and MSM can also integrate with back-end systems to allow for a complete customer management solution.

   TELEMAR and MSM provide the following functionality: Account Management, Call Center Automation, Campaign Management, Correspondence Management, Customer Support, Field Sales Automation, Lead Generation, Literature Fulfillment, Marketing Research Programs, Opportunity Management, Sales Management, Telemarketing, Telesales and Territory Management.

PROFESSIONAL SERVICES

   The Company believes that its professional services are a significant differentiating factor in its target markets and are an important component of its software deployments. The Company provides consulting and maintenance, customization and technical support services to its customers. The Company has developed a comprehensive standard methodology to provide continuity from the initial sale through the implementation of its applications. The Company's professional services organization helps to develop and maintain long-term customer relationships by applying specialized knowledge of industry needs, business processes and technology to help provide the customer with a highly functional and flexible solution. The Company's professional service department works with strategic consulting and systems integration companies to identify and provide services for large-scale service projects. The Company principally relies on distributors and remarketers to provide consulting and client support services to its international customers. As of December 31, 1998, the Company employed 152 employees in its professional services organization. Services and maintenance revenues as a percentage of total revenues were 50.4%, 47.4% and 49.3% in 1996, 1997 and 1998, respectively. The Company provides the following services:

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

CUSTOMERS AND APPLICATIONS

As of December 31, 1998, the Company's software products were licensed to over 400 customers with more than 50,000 total users. In 1998, Texas Utilities Services Inc. accounted for 12% of the Company's total revenue. In 1997, United Parcel Service General Services Co. accounted for 10% of the Company's total revenue. In 1996, no customer accounted for 10% or more of the Company's total revenue.

SALES AND MARKETING

The Company markets its software and services in the United States through a direct sales organization and through resellers. The Company's sales representatives are focused by industry expertise and geographical location. To support its sales efforts, the Company conducts marketing programs including advertising, telemarketing, direct mail, seminars, public relations and trade shows. As of December 31, 1998, the Company's sales and marketing organization covering the United States consisted of 111 employees.

The Company's direct sales force employs a consultative sales process, working closely with prospective customers to understand and define their needs and to determine how those needs are best addressed by the Company's products as well as complementary technology and services offered by strategic systems integration and technology companies. In addition to pursuing sales opportunities with new customers, the Company works closely with its existing customer base to gain knowledge of their industries, and focuses on selling new and enhanced products specifically tailored to such existing customers' requirements, as well as licensing its products to additional users within a customer. Because customer interaction software applications are highly visible within an organization, the Company's sales efforts are generally directed to the senior management of a customer.

The Company also works closely with strategic consulting software and systems integration companies such as American Management Systems, Converse Information Systems, Deloitte & Touche, FileNET, IBM, ICT Group and PriceWaterhouseCoopers to increase market awareness and acceptance of the Company's products. The Company has worked jointly with each of these companies by providing software and services as part of a total customer software and systems project in which the consulting or systems integration company also provides services, software or hardware and may be responsible for the overall coordination of the project.

Through  these relationships   the   Company has been introduced to strategic
accounts,  which has led to increased  account  penetration and reduced sales
cycle length. A key part  of  the  Company's   strategy  is  to  expand  and
enhance its existing relationships with leading consulting and systems integration companies to capture additional market share.

The Company markets its software internationally in Europe, the Pacific Rim, Canada, Mexico and Latin America through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company's principal remarketers and distributors include Aspect Telecommunications Corporation (worldwide), Datapoint (U.K.) Limited (Europe), TeleDynamics BV (Holland), NCR Corporation (France, Canada, Turkey and Southeast
Asia), Kawasaki Steel Systems R&D Corporation (Japan), Locus Corporation (Korea), TKM Communications, Inc. (Canada), Communicacoes, Processamento e Mecanismos de Automacao Ltda. (Brazil), Mitsucon Tecnologia S/A (Brazil) and Sixtra Chile S.A.(Six Bell) (Chile). As of December 31, 1998, the Company had a direct sales force consisting of 18 sales and marketing professionals in London, England, Paris, France, Frankfurt, Germany and Melbourne, Australia offices, and two sales professionals focused on Mexico and Latin America. The Company is seeking to expand its existing international distribution network through its indirect distribution channels and direct sales force in order to take advantage of international growth opportunities.

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

The Company intends to continue its product research and development efforts in order to meet the complex and changing requirements of small, mid-size and large-scale call centers. The Company is making long-term investments to enhance the componentization and object orientation of EDGE's underlying architecture. The Company is utilizing emerging industry standards such as Microsoft COM/DCOM, CORBA compliant object technology, Java language and supporting Java technology. The Company believes that these investments will provide a number of important benefits including the ability to migrate easily to new components in the future in a "plug and play" mode, to shield business objects and customer applications from the underlying technology infrastructure, and to seamlessly integrate with other business applications that adhere to the same standards.

The Company is also developing two new products that it intends to market in 1999: ChannelEDGE and BuyingEDGE.com. The ChannelEDGE product will allow an enterprise to manage all channels of entry into the enterprise, via the web, e-mail, and telephone. The ChannelEDGE product is targeted for beta and availability in the second half of 1999. BuyingEDGE.com is a consumer buying system that can be accessed through the World Wide Web whereby consumers can make requests for goods or services and manufacturers and service providers that have subscribed to the BuyingEDGE.com service would be able to provide bids to the consumer. The Company intends to offer this product in the second half of 1999 after a pilot project in the second quarter of this year.

As of December 31, 1998, the Company's product development staff consisted of 70 employees. In addition, the Company augments its internal research and development organization with the services of an outside consulting firm. The Company's total expenses for product development for the years ended December 31, 1996, 1997, and 1998 were $6.4 million, $6.2 million, and $9.3 million respectively, and represented 24.3%, 16.9% and 18.9% of total revenues in these periods, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

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

Management believes that it competes in most of its markets with the internal information systems departments of potential customers who desire to develop their own customer interaction software rather than acquire software from a third-party vendor such as the Company. The Company believes that the principal software companies with which it competes are The Vantive Corporation, Clarify Inc. and Siebel Systems, Inc. The Company also competes on occasion with systems integration firms. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Competitors have established and may in the future establish cooperative relationships or alliances which may increase their ability to provide superior software solutions or services. In addition, consolidation within the call center customer interaction software industry could create new or stronger competitors. Increased competition resulting from new entrants, call center customer interaction software industry consolidation, cooperative relationships or alliances could result in price reductions, reduced operating income or loss of market share, any of which could materially adversely affect the Company's business, operating results or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, service, support and other resources, generate higher revenues and have greater name recognition than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by it or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. There can be no assurance that the Company will be able to compete effectively against current or future competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, operating results or financial condition.

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

EMPLOYEES

As of December 31, 1998, the Company employed 377 employees, consisting of 70 employees in research and development, 111 employees in sales and marketing, 123 employees in consulting services, 29 employees in client support services and 44 employees in finance and administration. Of these, 61 are located in the United Kingdom, France, Germany and Australia and the remainder are located in the United States. None of these employees is covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters in Shelton, Connecticut, which consists of approximately 25,000 square feet of office space. The lease for the Shelton, Connecticut office has a term ending on March 31, 2004. In addition, the Company maintains an office in Irvine, California with a lease for approximately 26,000 square feet of office space. The Company has entered into a Lease Cancellation Agreement in connection with its current Irvine, California lease and entered into a new lease for approximately 44,000 square feet in Irvine. The new lease expires April 30, 2006. In support of its direct sales and service and support operations, the Company leases offices in three other locations in the United States, as well as offices in London, England, Paris, France, Frankfurt Germany and Melbourne Australia. These offices comprise between 300 and 11,000 square feet each and have lease terms ending through 2006.

ITEM 3.  LEGAL PROCEEDINGS

ITEM 1: LEGAL PROCEEDINGS

(a)  In the Company's Form 10-Q for the quarter ended June 30, 1998, the
Company reported that Rockwell International Corporation, Rockwell
Semiconductor Systems, Inc. and Rockwell Telecommunications, Inc. (collectively, "Rockwell") had filed a two count complaint against the Company. (Rockwell International Corporation, et al. v. Information Management Associates, Inc. 97 CH 809). Rockwell's claims related to the Company's provision of a call center solution to United States Cellular Corporation ("USCC"). Rockwell had obtained a preliminary injunction preventing the Company from completing USCC's Call Center Solution or doing other work for USCC. Although the Company had contested any wrongdoing and appealed the preliminary injunction decision, the Company decided to settle the matter quickly to enable it to resume its relationship with USCC which included USCC's exercise of its option to license additional software from the Company during the quarter ended September 30, 1998 for a fee of $1.75 million. Under the terms of the settlement, the litigation was dismissed and all claims by Rockwell relating to the Company's relationship with USCC have been released. IMA agreed to pay Rockwell $1.75 million in four installments over one year, of which $950,000 was paid during 1998.

(b) On August 20, 1998, the Company filed a two count complaint against APAC Teleservices, Inc. ("APAC") in the United States District Court for the Northern District of Illinois asserting claims for breach of contract and unjust enrichment for APAC's failure to pay $255,772 to the Company for professional services rendered to APAC (Information Management Associates, Inc. v. APAC Teleservices, Inc., 98C 5162) (the "Complaint" or the "Federal Action"). On August 21, 1998, the Company filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, asserting that APAC breached its written agreement with the Company by failing to make payment of $575,983 for software license and maintenance fees (Information Management Associates, Inc.
v. APAC Teleservices, Inc., No. 51 117 0036498) (the "Demand" or the "Arbitration"). On October 8, 1998, APAC filed its answer to the Complaint, denying that it owed the monies claimed by the Company. In connection with the Demand, APAC also filed a counterclaim seeking an unspecified amount of damages based on allegations that the Company's software and maintenance services were deficient (hereinafter referred to as the "Counterclaim"). On October 30, 1998, the Company responded to the Counterclaim, denying the material allegations, further denying that APAC had suffered damages, and raising several affirmative defenses. On November 10, 1998, APAC was granted leave to file a counterclaim in the Federal Action. On December 9, 1998, APAC filed a counterclaim in the Federal Action seeking in excess of $400,000 based upon its allegation that the services performed by the Company were deficient (the "Federal Counterclaim"). The parties have consolidated the Arbitration and the Federal Action and both matters are scheduled to be arbitrated in May, 1999. The Company believes that it will prevail in its claims set forth in the Complaint and the Demand. The Company believes that APAC's Counterclaim and the Federal Counterclaim are without merit and intends to vigorously oppose both the Counterclaim and the Federal Counterclaim. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty. In the event that the Counterclaim and/or the Federal Counterclaim is ultimately decided in favor of APAC, damages and associated cost could have a material adverse effect on results of the Company's operations.

From time to time, the Company is involved in litigation in the normal course of business relating to claims arising out of its operations. The Company is not currently involved in any litigation except as discussed above which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age                  Position
--------------------------------------------------------------------------------

Albert R. Subbloie, Jr.    38  President, Chief Executive Officer

Gary R. Martino            38  Chairman of the Board, Chief Financial
                               Officer,
                               Treasurer and Assistant Secretary

Andrei Poludnewycz         39  Executive Vice President-Technology, Secretary

Paul G. Frederick          39  Senior Vice President-Professional Services

James E. Anderson          53  Vice President-Worldwide Sales

David G. Caldeira          42  Vice President-Products Division

Michael P. McGroarty       38  Vice President and General Counsel, Assistant
                               Secretary

Paul J. Schmidt            39  Vice President-Application Development

Kian Saneii                34  Vice President-Worldwide Marketing

Eric Montgomery            44  Vice President-Sales-North America

   Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the executive officers of the Company.

   Mr. Subbloie has been the President and Chief Executive Officer of the Company since its incorporation in 1990. Prior to incorporation of the Company, Mr. Subbloie was a founding partner of the Company's predecessor, Information Management Associates (the "Partnership") with Messrs. Martino and Poludnewycz, which engaged in the business of consulting and development of computer software. From 1982 to 1984, Mr. Subbloie was employed with the consulting division of Arthur Andersen LLP, a professional accounting firm ("Arthur Andersen"), and specialized in distribution and manufacturing consulting.

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

   Mr. Poludnewycz has been an officer of the Company since its incorporation in 1990 and has served as Secretary of the Company since its incorporation in 1990 until January 1999 when he resigned his position of Executive Vice President Secretary and Director. From 1992 to 1994, he served as Executive Vice President-Products Division and subsequently served as Executive Vice President-Technology. Prior to incorporation of the Company, Mr.
Poludnewycz  was a founding  partner of the Partnership  with  Messrs.
Subbloie and Martino. From 1982 to 1984, Mr. Poludnewycz was employed with the consulting division of Arthur Andersen and specialized in developing computer applications for the mid-range hardware platforms of IBM.

   Mr. Frederick has served as Senior Vice  President-Professional   Services of
the Company since 1995. Prior to joining the Company, he was employed from 1991 to 1995, most recently as associate partner, with a division of Andersen
Consulting LLP   ("Andersen   Consulting")   which   specialized  in  large
scale systems integration. Mr. Frederick's primary responsibilities with Andersen Consulting included project and practice management.

   Mr. Anderson was promoted to Vice President Worldwide Sales in November 1998, with responsibility for all direct and channel sales worldwide through December 31, 1998. Prior to that he served as Vice President-Business Development of
the Company from  1994  to  1995  and    as  Vice  President-International
Operations from 1996 - 1998. From 1970 to 1994, Mr. Anderson was employed by IBM as a software product planning manager, a branch sales manager and the Worldwide Market Development Manager for IBM's CallPath product.

   Mr. Caldeira has been employed with the Company in several capacities since its incorporation 1990. He served as Vice President-Sales from 1990 to 1992 and as Vice President-Business Development from 1992 to 1994. He has served in his present position of Vice President-Products Division from 1994 through December 31, 1998. Mr. Caldeira joined the Partnership in 1989 as a Regional Sales Manager and was formerly employed as a Senior Manager with the consulting division of Arthur Andersen where he specialized in systems for mid-size companies.

   Mr. McGroarty joined the Company in 1996 as Vice President and General Counsel, and also served as an Assistant Secretary through December 31, 1998. From 1990 to 1996, Mr. McGroarty was an attorney with the law firm of Fulbright & Jaworski L.L.P.

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

   Mr.  Saneii has  served as Vice  President-Worldwide  Marketing  from   July
1997 through December 31, 1998. Prior to joining the Company, Mr. Saneii was employed by FileNet Corporation, a business process automation firm, as Marketing Manager from February 1996 to July 1997. From February 1995 to February 1996, Mr. Saneii served as President of Business Process
Innovation,   a  consulting  firm specializing in the application of imaging and workflow technologies.  From 1987 to 1994, Mr. Saneii was Vice President,

Corporate Development at DIS Research, a systems integration firm specializing in the application of imaging and workflow technologies.

   Mr. Montgomery has served as Vice President-Sales, North America since December 1997. Prior to joining the Company, Mr. Montgomery was employed for
eight years by Hyperion   Software,   a  provider  of   enterprise   software
and   analytical applications, most recently as Senior Sales Director.


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

   The high and low closing sales prices of the Company's common stock, as reported on the NASDAQ National Market for each quarter since the Company's July 30, 1997 initial public offering, are as follows:

                                           Common Stock
                                           ------------
                                         High        Low
                                        ------      -----

 Fourth Quarter - 1998                $   7.625   $  3.50
 Third Quarter  - 1998                  10.0625     5.625
 Second Quarter - 1998                    14.00    9.6875
 First Quarter  - 1998                    14.00     9.125
 Fourth Quarter - 1997                    14.75     9.375
 Third Quarter  - 1997                    13.50     10.75
 Second Quarter - 1997                     N/A       N/A
 First Quarter  - 1997                     N/A       N/A

   The Company believes that there were approximately 101 holders of record for the Common Stock at March 25, 1999. The Company believes that there are in excess of 400 beneficial holders of the Common Stock.

Dividend Policy

   The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. The credit agreement for the senior secured revolving credit facility of $7.5 million for which the Company has obtained a commitment from a bank and which the Company expects to enter into would prohibit the payment of cash dividends. See Item 7. Management's Discussion of Financial Condition and Results of Operations for a description of the loan commitment.

Use of Proceeds

On July 30, 1997, the Company's Registration Statement on Form S-1 (File No. 333-22923) became effective. The net proceeds from the offering were $32.4 million. The Company disclosed the use of proceeds through September 30, 1998 on the Company's Form 10-Q for the period ending September 30, 1998. Except as noted below, no information has changed with respect to the use of proceeds. The following table sets forth use of offering proceeds from the effective date (July 30, 1997) through December 31, 1998:

      Repayment of indebtedness    $ 7,400,000
      Working capital               10,200,000
      One time settlement charge     2,200,000
      Acquisition of Equipment       2,900,000
      Minority Investment            1,700,000
      Acquisition of MIS & TSI       1,600,000
                                   -----------
      Total                        $26,000,000
                                   ===========

The Company used $250,000 of the net offering proceeds to repay in full a note payable to Wand/IMA Investments, L.P., a beneficial owner of more than the ten percent of the issued and outstanding shares of common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
                                          Year Ended December 31
                                  1994      1995      1996      1997      1998
                                  (in thousands, except per share data)
Consolidated Statements of
Operations:
Revenues:
     License fees                 7,393    10,825    13,022    19,295    24,903
     Total Services
         and maintenance         10,959    12,984    13,255    17,377    24,190
                                -------   -------   -------   -------  --------
            Total revenues       18,352    23,809    26,277    36,672    49,093

   Cost of revenues:
     License fees                   462       700       709       304       356
     Services and
     maintenance                  6,268     8,225     7,191     9,428    17,420
                                -------   -------   -------   -------  --------
         Total cost of            6,730     8,925     7,900     9,732    17,776
                                -------   -------   -------   -------  --------
            revenues
   Gross profit                  11,622    14,884    18,377    26,940    31,317

   Operating expenses:
     Sales and marketing          5,857     6,844     8,055    12,580    21,419
     Product development          6,106     6,802     6,382     6,190     9,266
     General and
       administrative             2,693     3,824     3,878     4,784    12,120
     Acquired product
       development costs              -         -         -         -     6,988
     One time settlement
       charges                        -         -         -         -     2,163
     Total operating
       expenses                  14,656    17,470    18,315    23,554    51,956
   Operating income (loss)       (3,034)   (2,586)       62     3,386   (20,639)
   Other income (expense)          (917)   (1,100)   (1,079)       18       810
                                -------   -------   -------   -------  --------
   Income (loss) before
     provision for income taxes  (3,951)   (3,686)   (1,017)    3,404   (19,829)
   Provision for income taxes       132       100        30       231       470
                                -------   -------   -------   -------  --------
   Net income (loss)
     per share                  $(4,083)  $(3,786)  $(1,047)  $ 3,173  $(20,299)
                                =======   =======   =======   =======  ========

       Basic                    $ (1.14)  $ (1.18)  $  (.44)  $   .43  $  (2.12)
                                =======   =======   =======   =======  ========
       Diluted                  $ (1.14)  $ (1.18)  $  (.44)  $   .38  $  (2.12)
                                =======   =======   =======   =======  ========

                                                December 31
                                   1994      1995      1996       1997     1998
                                               (in thousands)

Consolidated Balance Sheet
  Data:
   Cash and cash equivalents    $   446   $ 1,543   $ 3,073   $  4,816  $ 8,558
   Working capital
     (deficit)                   (3,619)   (1,233)    1,210     34,213   14,295
   Total assets                  12,150    12,519    17,281     43,922   37,238
   Short-term debt                5,499     3,871     5,444        232       73
   Long-term debt                 1,423     3,042     2,803        136       58
   Senior redeemable
     convertible preferred
     stock                            -     4,751     9,431          -        -
   Redeemable common stock
     warrants                     1,517     2,480     2,865          -        -
   Total shareholders'
     equity (deficit)            (4,200)   (9,295)  (10,906)    37,030   20,922

Results of Operations

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statement of operations data for the years ended December 31, 1996, 1997 and 1998.

                                                      Year Ended December 31
                                                    1996       1997       1998

Consolidated Statement of Operations Data:
  Revenues:
    License fees:                                   49.6%       52.6%     50.7%
    Services and maintenance:                       50.4        47.4      49.3
                                                   -----       -----     -----
                Total revenues                     100.0       100.0     100.0
                                                   -----       -----     -----
  Cost of revenues:
    License fees                                     2.7         0.8       0.7
    Services and maintenance                        27.4        25.7      35.5
                                                   -----       -----     -----
                Total cost of revenues              30.1        26.5      36.2
                                                   -----       -----     -----
  Gross profit                                      69.9        73.5      63.8
                                                   -----       -----     -----

  Operating expenses:
    Sales and marketing                             30.7        34.3      43.6
    Product development                             24.3        16.9      18.9
    General and administrative                      14.8        13.0      24.7
    Acquired product development costs                 -           -      14.2
    One time settlement charges                        -           -       4.4
                                                   -----       -----     -----
                Total operating expenses            69.8        64.2     105.8
                                                   -----       -----     -----
  Operating income (loss)                            0.1         9.3     (42.0)
  Other income (expense)                            (4.1)          -       1.6
                                                   -----       -----     -----
  Income (loss) before provision for income taxes   (4.0)        9.3     (40.4)
  Provision for income taxes                           -         0.6       1.0
  Net income (loss)                                 (4.0)%       8.7%    (41.4)%
                                                   =====       =====     =====

The following table sets forth for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated.


                                              Year Ended December 31
                                              1996     1997     1998

Cost of license fees                           5.4%     1.6%    1.4%
Cost of service and maintenance:              54.3%    54.3%   72.0%

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

The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of software maintenance contracts, and from consulting and training services performed for customers who license its products. As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the year ended December 31, 1998.

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

Software maintenance fees are recognized ratably over the term of the maintenance period. If software maintenance fees are provided for in the license fee or at a discount in a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance service to customers.

The Company markets its products in the United States through a direct sales organization and certain resellers. The Company markets its products outside the United States in Europe, the Pacific Rim, Canada, Mexico and Latin America through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company maintains offices in the United Kingdom, France, Germany and Australia to support its international sales and service activities. In 1998, United States and international revenues were approximately 64% and 36% of total revenues, respectively.

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

RESULTS OF OPERATION

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998

Revenues

Total revenues increased 33.9% from $36.7 million in 1997 to $49.1 million in 1998.

   License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees increased 29.1% from $19.3 million, or 52.6% of total revenues, in the year ended December 31, 1997 to $24.9 million, or 50.7% of total revenues, in the year ended December 31, 1998. The increase in license fees was primarily attributable to an increase in the number of licenses sold. International license revenue increased approximately $3.6 million or 56.9% from $6.3 million in 1997 to $9.9 million in 1998. The Company also generated license fees in 1998 from the products acquired in the Acquisitions, from which there were no revenues in 1997.

   Services and Maintenance. Services and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased 39.2% from $17.4 million, or 47.4% of total revenues, in the year ended December 31, 1997 to $24.2 million, or 49.3% of total revenues, in the year ended December 31, 1998. The increase in services and maintenance was attributable to the increase in software licenses, the significant new service revenue attributable to several new major customers such as Texas Utilities Services Inc., Lloyds TSB Bank and Dai Tokyo Royal Insurance and continuing professional service work from existing customers such as United Parcel Service General Services Co., and Humana Inc.

Cost of Revenues

   Cost of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third-party software and software production personnel. Cost of license fees increased 17.1% from $304,000 or 1.6% of the related license revenues, in the year ended December 31, 1997 to $356,000, or 1.4% of the related license revenues, in the year ended December 31, 1998. The fluctuations in the cost of license fees is primarily attributable to the increase in the amount of third-party products resold by the Company due to the increase in license fees.

   Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits, third party consulting costs and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 84.8% from $9.4 million, or 54.3% of service and maintenance revenues, in the year ended December 31, 1997 to $17.4 million, or 72% of service and maintenance revenues, in the year ended December 31, 1998. The increases in the dollar amount of costs of services and maintenance and the amount of these costs as a percentage of revenues were primarily attributable to an increase in third party consulting costs which are, in certain instances, billed to the customer on a pass through basis and increases in salary, benefits and overhead related to the hiring of new client services staff. The increase in third party consulting costs resulted primarily from the Company's efforts to work more cooperatively with these third party consultants with the expectation that these vendors would provide the Company with leads and introductions into larger software transactions.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 70.3% from $12.6 million, or 34.3% of revenues, in the year ended December 31, 1997 to $21.4 million, or 43.6% of revenues, in the year ended December 31, 1998. The increase in sales and marketing expenses was primarily related to the hiring of 40 additional sales and marketing personnel, increased commissions as a result of higher license revenues, increased use of outside third party consultants for sales and marketing efforts and increased marketing activities, including advertising, trade shows and promotional expenses. The Company may expand its sales and marketing staff over the next twelve months.

   Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 49.7% from $6.2 million, or 16.9% of revenues, in the year ended December 31, 1997 to $9.3 million, or 18.9% of revenues, in the year ended December 31, 1998. The increase in product development expense was primarily due to an increase in salaries and benefits related to the hiring of new software development staff, an increase in third party consulting expense, the continuing development of the Company's software products, including spending on the Company's new ChannelEDGE and BuyingEDGE.com, and further development efforts resulting from the in-process development projects acquired from MIS and TSI. Both new hires and third party outside consultants are working on new product development.

   General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses all allocable to administration, unallocated corporate expenses such as fees for legal and auditing services and bad debt expense. General and administrative expenses increased 153.3% from $4.8 million, or 13.0% of revenues, in the year ended December 31, 1997 to $12.1 million, or 24.7% of revenues, in the year ended December 31, 1998. The primary reason for the increase in general and administrative expenses in the year ended December 31, 1998 was the increase in bad debt reserves of $6.5 million following a comprehensive review of accounts receivable. This review took into account continued financial weakness among teleservices outsourcing customers, the Company's rapid growth in revenues and corresponding growth in accounts receivable as well as certain economic uncertainties in markets in which the Company operates, including South America, Asia Pacific. Approximately 80% of the accounts receivable reserve increase in 1998 was attributable to teleservices outsourcing customers. The Company has implemented stricter credit requirements for customers in this industry.

   Acquired Product Development Costs. Acquired product development costs resulted from the March 30, 1998 acquisitions of the assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International LLC ("TSI"). There was no similar acquisition activity for the year ended December 31, 1997. In connection with the acquisitions of MIS and TSI, the Company allocated $7.0 million of the purchase price to in process research and development ("R&D") projects. This allocation represented the estimated fair value at the date of acquisition based on risk-adjusted cash flows related to the incomplete products. At the acquisition date, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

   The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the creation of SalesPath, a new product under development by MIS, and new releases of MSM and Telemar, which were telemarketing products marketed by MIS and TSI, respectively. Valuation of development efforts in the future was excluded from the analysis.

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

   Selection of an appropriate discount rate for each project was based on perceived risk related to each individual project taking into consideration the nature of the R&D effort and the stage of development. The risk of MIS achieving the revenue from SalesPath was deemed higher than the risk of achieving revenue from in-process releases of MSM since the MSM in-process releases were based on an existing product. While SalesPath inherently had a higher technical risk since it was a completely new platform, at the date of acquisition the Company believed that this risk was lessened by the market's move away from an AS/400 based product. Further, at the date of acquisition, SalesPath had been estimated to be greater than 80% complete, which decreased the risk of not completing the project successfully.

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

   MIS' and TSI's in-process research and development value is comprised of two individual on-going projects for each company. Completion dates for the projects in progress were anticipated to occur over the two years after the acquisition at which dates the Company expected to begin generating the economic benefits from the technologies. Funding for such projects was expected to be obtained from internally generated sources.

   As of December 31, 1998, development of the new releases of the Telemar product were approximately on schedule with Telemar 6.1 having been released in November 1998. 1998 revenues from the Telemar suite of products were not materially different from the forecast revenues.

   As of December 31, 1998, development of the new version of the MSM product was approximately on schedule with MSM 400 having been released in September 1998. 1998 revenues from the MSM suite of products were significantly lower than had been forecast in the valuation model.

   The Company believes that the acquired SalesPath technologies are of no material value. Although these technologies were believed to be valuable at the time of acquisition, following the acquisition, the Company discontinued the development of SalesPath as a stand-alone product for several reasons, including increased demand by the Company's customers for more integrated customer interaction software and increases in the projected time and expense to complete development of SalesPath on a stand-alone basis. Primarily for these reasons, the Company instead elected to pursue development of a sales force automation component as part of its EDGE suite of products. Although the Company will incorporate certain concept and design elements of the SalesPath technologies into its EDGE sales force automation product, these elements are not believed to have significant value because they will not materially reduce development time or expense. See Note 3 to the Financial Statements.

   Research and development expenses allocable to the in-process projects related to the new releases of Telemar and MSM were not materially different than forecast. Research and development expenses prior to the decision to discontinue development were also not materially different than forecast. Research and development for SalesPath as a stand-alone product were discontinued in early August 1998.

   If Telemar and MSM 400 projects are unsuccessful, the sales and profitability of the Company may be adversely affected in future periods. Commercial results will be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

   One Time Settlement Charge. The one time settlement charge reflects the total cost of the settlement of litigation against the Company by Rockwell International Corporation, including the payment of $1.75 million to Rockwell and approximately $413,000 in legal fees, court costs, disbursements and expenses. This one time settlement charge represented 4.4% of revenues for the year ended December 31, 1998.

   Other Income (Expense). Other income (expense) was $18,000 for the year ended December 31, 1997 compared to $810,000 for the year ended December
31, 1998. Other income (expense) consists primarily of interest earned on short-term investments less interest expense on debt and equipment financing. Interest income increased by $198,000 from $641,000 in the year ended
December 31, 1997 to $839,000 in the year ended December 31, 1998 while interest expense decreased by $688,000 from $723,000 in the year ended
December 31, 1997 to $35,000 in the year ended December 31, 1998.

   Provision For Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $231,000 in the year ended December 31, 1997 to $470,000 in year ended December 31, 1998. At December 31, 1998, the Company had approximately $13.0 million of U.S. Federal net operating loss carryforwards, of which approximately $4.1 million resulted from the exercise of non-qualified stock options, and approximately $4.0 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. The U.S. Federal net operating loss carryforwards expire through 2018 and the State net operating loss carryforwards expire through 2003.

   In addition, the Company has United Kingdom net operating loss carryforwards of approximately $3.5 million, which can be utilized to offset future taxable income and which have no expiration.

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

License Fees. Total license fees increased 48.2% from $13.0 million, or 49.6% of total revenues in 1996 to $19.3 million, or 52.6% of total revenues in 1997. EDGE license fees increased 58.4% from $12.2 million in 1996 to $19.3 million in 1997. The increase in EDGE license fees was primarily attributable to increases in both the number of license transactions and the average price per customer license, which the Company believes was primarily the result of greater market awareness and acceptance of the EDGE products and expansion of the Company's sales and marketing organization. Telemar license fees decreased from $842,000 in 1996 to $0 in 1997 due to the sale of the Telemar product line to TSI in September 1996.

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

Cost of License Fees. Cost of license fees is comprised of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees decreased 57.1% from $709,000, or 5.4% of total license fees in 1996 to 304,000, or 1.6% of total license fees in 1997. The higher cost of license fees in 1996 was attributable to the cost of other vendors' products resold by the Company in connection with the Telemar product line.

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

Other

In connection with the sale of Telemar, the Company received a promissory note from TSI in the principal amount of $650,000 (the "TSI Note") payable in five equal annual installments commencing October 1997 and which bears interest at 8.0% per annum. At the time of issuance, the Company fully reserved for the TSI Note because collectibility, based on the start-up nature of TSI operations, was not ascertainable at the time of sale. This note was paid off in connection with the aquisition of TSI by the Company in March 1998. The Company had other income of $100,000 in 1997 due to the receipt of a payment of $100,000 on the promissory note received in connection with the sale of Telemar, compared with other income of $92,000 in 1996, which was attributable to a gain on the sale of Telemar assets.

Provision for Income Taxes. The increase in provision for income taxes is primarily attributable to an increase in international withholding taxes. At December 31, 1997, the Company had approximately 8.6 million of U.S. Federal net operating loss carryforwards of which approximately 3.4 million resulted from the exercise of nonqualified stock options, and approximately $2.5 million of state net operating loss carryforwards.

Liquidity and Capital Resources

   At December 31, 1998, the Company had $11.6 million in cash and cash equivalents and $16.5 million in accounts receivable. For the year ended December 31, 1998, the Company used net cash of $7.5 million from operating activities. The net cash of $7.5 million used in operations resulted primarily from the net loss of $20.3 million, offset by the $7.0 million non-cash charge for acquired product development costs related to the acquisitions of MIS and

TSI, depreciation and amortization of $1.8 million and an increase of $3.1 million in accounts payable and accrued liabilities and reduced by an increase of $975,000 in accounts receivable. The fluctuations in operating assets and liabilities were primarily due to increases in accounts receivable reserves by approximately $6.5 million in 1998, the timing of orders, collections of accounts receivable and the payment of accounts payable.

   For the year ended December 31, 1998, the Company's primary investing activities consisted of net proceeds from short term investments of approximately $16.4, use of $2.3 million for purchases of computer and office equipment to support the Company's expanding employee base, use of $1.7 million related to a minority equity investment and $1.6 million of cash paid in connection with the acquisitions of MIS and TSI and related deal costs.

   For the year ended December 31, 1998, the Company's primary financing activities consisted of the exercise of employee stock options which provided cash proceeds of $665,000.

   In March 1999, the Company obtained a commitment from a commercial bank to provide a $7.5 million senior secured revolving credit facility bearing interest at a floating rate based on several rate alternatives (the "Credit Facility"). Borrowings will be limited to the lesser of $7.5 million or 80% of eligible accounts receivable. The Credit Facility will mature two years after the closing date and will be secured by all of the Company's assets. The Credit Facility will contain certain affirmative and negative financial covenants. The closing of the Credit Facility is subject to execution of a definitive credit agreement and other customary conditions. The Company expects to formalize the Credit Facility with the bank in April 1999.

   The Company anticipates that its current cash and cash equivalents together with cash provided by operations and borrowings under the Credit Facility will be sufficient to meet the Company's projected working capital and other cash requirements for the foreseeable future but there can be no assurance that the Company will be able to generate sufficient cash to meet its requirements from these sources. The Company's future operating and capital requirements will depend on numerous factors, including the collection of accounts receivable, the level of resources the Company devotes to marketing and sales activities and internal research and development programs, advances in technology, the successful development and introduction of new products and any acquisitions or strategic alliances or investments which the Company may consider. In the event that the Company were unable to meet its needs for cash from the sources described above, the Company would need to obtain equity or debt financing or reduce its operating expenses and capital expenditures. There can be no assurance that equity or debt financing would be available to the Company on favorable terms.

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

   The Company believes that its current version of EDGE, TELEMAR and MSM products are Year 2000 compliant. In addition, the Company tracks the version of its products that each of its customers uses. The Company has sent a letter to all customers advising them of the availability of its Year 2000 compliant products.

   The Company believes that all current versions of its products will meet basic functionality requirements, however, because all specific customer situations and uses cannot be anticipated, IMA may be faced with warranty and other claims as a result of the Year 2000 transition. The impact of such customer claims could have a material adverse impact on the Company's results of operations and financial condition.

   Some customers may have written applications using the Company's products. The Company, in its consulting capacity, also has written such applications. The Company believes that most applications written by it are Year 2000 compliant. The Company does not know, and has no meaningful way of determining, whether the applications written by customers are Year 2000 compliant.

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

   The costs incurred to date related to upgrading the Company's products to be Year 2000 compliant were approximately $200,000 and have been funded from operating cash flows and have not been separately accounted for partly because the responsibilities and costs were distributed throughout the organization and represent a small percentage of total operating costs. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $100,000. The Company originally had expected to complete its evaluation by the end of the first quarter of 1999. Staff reorganization and relocation of the Company's Irvine office, has caused the Company to revise this estimate. The Company now expects to complete an estimate of the anticipated cost of upgrading internal systems by the end of the second quarter of 1999. While the Company expects to incur additional expenses to complete these upgrades, it does not believe the implementation of the Year 2000 programs discussed above will have a material adverse impact on the Company's financial condition or results of operations. The Company believes that it has sufficient funds to satisfy costs incurred to date and future Year 2000 compliance costs.

   The Company has initiated the development of a comprehensive Year 2000 contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems. The contingency plan is expected to be completed during the second quarter of 1999.

   The Company also is in the process of conducting a review of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or that an alternative source for this critical product or service is available. The Company originally estimated that this review would be completed in the first quarter of 1999. Slower than expected responses from its critical suppliers, however, has caused the Company to revise this estimate. The Company now believes the review of its suppliers will be complete during the second quarter of 1999. The Company has no practical means to verify the information provided by these independent third parties and is still pursuing those key distributors and vendors who may not yet have responded. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative suppliers. However, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's distributors or vendors, such problems remain a possibility and could have an adverse impact on the Company's results of operations and financial condition.

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

   History of Operating Losses; Uncertainty of Future Operating Results. We incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and 1998. As of December 31, 1998, we had an accumulated deficit of $34.3 million. Given our operating history, we cannot predict our future operating results with any certainty. You should not consider our recent revenue growth as indicative of future revenue growth or operating results. We cannot assure you that our business strategies will be successful, nor can we assure you that we will achieve or sustain profitability on a quarterly or annual basis.

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

  We recognize licensing fees upon delivery of the product if:

  . we have no significant post-delivery obligations;
  . our customer has no acceptance conditions; and we believe that we can collect the resulting receivable.

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

   We also cannot assure you that we will be successful in the development and implementation of any of our new software products, specifically our BuyingEDGE.com product for purchasing goods and services over the Internet. Our strategy regarding the BuyingEDGE.com system will rely on several sources of revenue. We can not assure you that the BuyingEDGE.com product will achieve any degree of market acceptance among consumers or manufacturers and service providers. Internet purchasing is a rapidly evolving area of commerce with rapid technological changes and the frequent introduction of new products and services. These technological changes and increased competition in the Internet commerce area could render the BuyingEDGE.com product obsolete and rapidly diminish the Company's ability to establish a position in existing or future
markets.   We can not assure you that competitors will not develop products comparable or superior to ours or adapt more quickly than we do to new technologies, evolving industry trends or the changing needs of consumers. Though the Company intends to make substantial investments form time to time in the development and testing of BuyingEDGE.com, we cannot assure you that we will have sufficient resources to make the necessary investments. We may experience difficulties that could delay or prevent the successful development, introduction, and sale of the BuyingEDGE.com product. We can not assure you that BuyingEDGE.com will adequately meet the requirements of the marketplace and achieve any degree of market acceptance. BuyingEDGE.com product delays, the failure to achieve market acceptance could materially and adversely affect our business, operating results or financial condition.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign currency risk. The Company's exposure to foreign currency risks has been relatively low because of the way the Company conducts its international business. The primary reason for the low level of exposure to foreign currency fluctuations is that the Company generally requires payment from its international customers outside the United Kingdom, Europe and Australia in U.S. dollars. In the United Kingdom and Europe, the Company generally requires payment from its international customers in pounds sterling. In addition, the Company has no debt denominated in any foreign currency although it has entered into equipment and real estate leases that are payable in local currency. For the year ended December 31, 1998, the Company derived 36% of its revenues from international operations. Approximately 73% of international revenues were from transactions denominated in pounds sterling with substantially all of the remaining percentage denominated in U.S. dollars. Gains and losses on translation into U.S. dollars of foreign currency are recorded as a separate component of shareholders' equity and do not affect results of operations.

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

   On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency ("Euro"). On that day the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Although we will continue to evaluate the impact of the Euro introduction over time, based on presently available information we do not presently expect that introduction and use of the Euro will materially increase our exposure to foreign currency risks.

   Interest Rates. The Company invests its cash in a variety of financial instruments, including bank time deposits and taxable fixed rate obligations of corporations. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

   Interest income on the Company's investments is carried in "Other income (expense)." The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

   Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. The investment securities had maturities of less than one year. The weighted-average interest rate on investment securities at December 31, 1998 was 4.5%. The fair value of securities held at December 31, 1998 was $3.1 million.

PART II:  OTHER INFORMATION

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
--------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                               Page
                                                               ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       F-2

  Consolidated Balance Sheets as of December 31, 1997
    and 1998                                                   F-3

  Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1997 and 1998                            F-4

  Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1996, 1997 and 1998                     F-5

  Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 1996, 1997 and 1998       F-6

  Notes to Consolidated Financial Statements                   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Shareholders of

          Information Management Associates, Inc.:


We have audited the accompanying consolidated balance sheets of Information Management Associates, Inc. (a Connecticut corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Management Associates, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP
Hartford, Connecticut
March 3, 1999

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (in thousands, except share amounts)

                                                  1997     1998
                                                --------  -------
                   ASSETS
                   ------

CURRENT ASSETS:
  Cash and cash equivalents                      $ 4,816  $ 8,558
  Short-term investments                          19,455    3,091
  Accounts receivable, net of allowance
   for doubtful accounts of $630 in
   1997 and $3,408 in 1998                        14,815   16,487
  Other current assets                             1,420    1,985
                                                 -------  -------
             Total current assets                 40,506   30,121

EQUIPMENT, net                                     2,279    3,134

NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES          24        -

OTHER ASSETS, net                                  1,113    3,983
                                                 -------  -------
                                                 $43,922  $37,238
                                                 =======  =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:

  Current maturities of obligations
   under capital leases                          $   232  $    73
  Accounts payable                                 1,738    6,985
  Accrued compensation                             1,597    2,025
  Other accrued liabilities                        1,040    2,402
  Deferred revenues                                1,686    4,341
                                                -------- --------
             Total current liabilities             6,293   15,826
                                                -------- --------
OBLIGATIONS UNDER CAPITAL LEASES, less
  current maturities included above                  136       58
                                                -------- --------
OTHER LONG-TERM LIABILITIES                          463      432
                                                -------- --------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000
   authorized shares, 9,236,035 and 9,697,088
   shares issued and outstanding at December 31,
   1997 and 1998                                  51,102   54,691
  Shares to be issued in connection with
   acquisition                                         -      564
  Cumulative translation adjustment                 (101)     (63)
  Accumulated deficit                            (13,971) (34,270)
                                                -------- --------
             Total shareholders' equity           37,030   20,922
                                                -------- --------
                                                $ 43,922 $ 37,238
                                                ======== ========

                  The accompanying notes are an integral part of these consolidated financial statements.

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                   (in thousands, except per share amounts)

                                                   1996      1997      1998
                                                 --------  --------  ---------
Revenues:
  License fees                                    $13,022   $19,295  $ 24,903
  Services and maintenance                         13,255    17,377    24,190
                                                  -------   -------  --------
             Total revenues                        26,277    36,672    49,093
                                                  -------   -------  --------
Cost of revenues:
  Cost of license fees                                709       304       356
  Cost of services and maintenance                  7,191     9,428    17,420
                                                  -------   -------  --------
             Total cost of revenues                 7,900     9,732    17,776
                                                  -------   -------  --------

Gross profit                                       18,377    26,940    31,317
                                                  -------   -------  --------
Operating expenses:
  Sales and marketing                               8,055    12,580    21,419
  Product development                               6,382     6,190     9,266
  General and administrative                        3,878     4,784    12,120
  Acquired product development costs                    -         -     6,988
  One time settlement charges                           -         -     2,163
                                                  -------   -------  --------
             Total operating expenses              18,315    23,554    51,956
                                                  -------   -------  --------

Operating income (loss)                                62     3,386   (20,639)
                                                  -------   -------  --------
Other income (expense):
  Interest expense                                 (1,219)     (723)      (35)
  Interest income                                      48       641       839
  Other                                                92       100         6
                                                  -------   -------  --------
             Total other income (expense)          (1,079)       18       810
                                                  -------   -------  --------
Income (loss) before provision for
  income taxes                                     (1,017)    3,404   (19,829)
Provision for income taxes                             30       231       470
                                                  -------   -------  --------
Net income (loss)                                  (1,047)    3,173   (20,299)

Accretion of preferred stock dividends               (452)     (452)        -
Increase in fair market value of
  redeemable common stock warrants                   (385)        -         -
                                                  -------   -------  --------
Net income (loss) available to common
  shareholders'                                   $(1,884)  $ 2,721  $(20,299)
                                                  =======   =======  ========
Net income (loss) per share:
  Basic                                             $(.44)     $.43  $  (2.12)
                                                  =======   =======  ========

  Diluted                                           $(.44)     $.38  $  (2.12)
                                                  =======   =======  ========
Weighted average shares used in computing net
  income (loss) per share:
    Basic                                           4,258     6,371     9,588
                                                  =======   =======  ========
    Diluted                                         4,258     7,714     9,588
                                                  =======   =======  ========
                  The accompanying notes are an integral part of these consolidated financial statements.

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                (in thousands)

                                                       1996        1997        1998
                                                       ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ (1,047) $   3,173    $(20,299)
 Adjustments to reconcile net income (loss)
   to net cash used in operations:
 Depreciation and amortization                         1,155       1,404       1,784
 Charge for acquired product development costs             -           -       6,988
 Gain on sale of product line                            (92)          -           -
 Amortization of restricted stock awards                  10          10           -
 Changes in operating assets and liabilities:
   Accounts receivable                                (3,001)     (4,342)       (975)
   Other current assets                                  143      (1,188)        564
   Notes receivable from officers and employees         (378)        548           -
   Other assets, net                                    (502)       (492)        956
   Accounts payable                                     (480)       (570)      5,247
   Accrued compensation                                  109         431         428
   Other accrued liabilities                             973        (905)     (2,592)
   Deferred revenues                                    (128)        (19)        407
   Other long-term liabilities                           (52)        (57)        (31)
                                                     -------   ---------    --------
    Net Cash Used in Operations                       (3,290)     (2,007)     (7,523)
                                                     -------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of equipment                             (1,001)     (1,419)     (2,323)
 Cash paid in connection with acquisition                  -           -      (1,632)
   and related deal costs
 Minority equity investment                                -           -      (1,715)
 Proceeds from short-term investing maturities             -     352,106      83,784
 Purchases of short-term investments                       -    (371,515)    (67,420)
                                                     -------   ---------    --------
    Net Cash Provided by (Used in)
     Investing Activities                             (1,001)    (20,828)     10,694
                                                     -------   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of
   issuance costs $4,049                                 231      32,350           -
 Proceeds from exercise of stock options                   -         151         665
 Proceeds from employee stock purchase plan                -          48         105
 Net proceeds from sale of preferred stock             4,228           -           -
 Repayment of bank term loan                               -      (2,500)          -
 Net proceeds from (repayment of) bank line
   of credit                                           1,860      (4,860)          -
 Repayment of obligations under capital leases          (539)       (269)       (237)
 Proceeds from sale leaseback                            509           -           -
 Repayment of subordinated note payable to
   shareholder                                          (500)       (250)          -
                                                     -------   ---------    --------
    Net Cash Provided by Financing Activities          5,789      24,670         533
                                                     -------   ---------    --------
Effect of exchange rate changes                           32         (92)         38
                                                     -------   ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS              1,530       1,743       3,742

CASH AND CASH EQUIVALENTS, beginning of period         1,543       3,073       4,816
                                                     -------   ---------    --------
CASH AND CASH EQUIVALENTS, end of period             $ 3,073   $   4,816    $  8,558
                                                     =======   =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest            $   877   $     671     $    24
 Cash paid during the period for income taxes             16          90         134

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Accretion of Series A preferred stock in
   lieu of dividends                                     394         244           -
 Accretion of Series B preferred stock in
   lieu of dividends                                      58         208           -
 Increase in fair market value of redeemable
   common stock warrants                                 385           -           -
 Issuance of common stock in connection with               -           -       3,383
   acquisitions

                  The accompanying notes are an integral part of these consolidated financial statements.

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
                     (in thousands, except share amounts)

                                                               Cumulative
                                       Common Stock           Translation   Accumulated                   Comprehensive
                                          Shares     Amount    Adjustment     Deficit           Total        Income
                                       ------------  ------    ----------     -------           -----     -----------
Balance, January 1, 1996                4,255,195   $ 5,554    $    (41)     $(14,808)        $(9,295)    $  --

 Sale of common stock                      32,400       231        -             -                231
 Exercise of common stock options           5,782      -           -             -               -
 Amortization of restricted stock
   awards                                    -           10        -             -                 10
 Change in fair market value of
   redeemable common stock warrants          -         -           -             (385)           (385)
 Accretion of Series A preferred
   stock dividends                           -         -           -             (394)           (394)
 Accretion of Series B preferred
   stock dividends                           -         -           -              (58)            (58)
 Equity adjustment from foreign
   currency translation                      -         -             32          -                 32           32
 Net loss                                    -         -           -           (1,047)         (1,047)      (1,047)
                                                                                                          --------
 Comprehensive loss                          -         -           -             -               -        $ (1,015)
                                       ----------   -------    --------     ---------       ---------     ========
Balance, December 31, 1996              4,293,377     5,795          (9)      (16,692)        (10,906)

 Sale of common stock, net of
   issuance costs of $4,049             2,800,000    32,350        -             -             32,350
 Exercise of common stock options         187,957       151        -             -                151
 Employee stock purchase plan               5,841        48        -             -                 48
 Amortization of restricted stock
   awards                                    -           10        -             -                 10
 Conversion of redeemable common
   stock warrants                         416,699     2,865        -             -              2,865
 Conversion of Series A preferred
   stock                                  920,433     5,389        -             -              5,389
 Conversion of Series B preferred
   stock                                  611,728     4,494        -             -              4,494
 Accretion of Series A preferred
   stock dividends                           -         -           -             (244)           (244)
 Accretion of Series B preferred
   stock dividends                           -         -           -             (208)           (208)
 Equity adjustment from foreign
   currency translation                      -         -            (92)         -                (92)         (92)
 Net income                                  -         -           -            3,173           3,173        3,173
                                                                                                          --------
 Comprehensive income                        -         -           -             -               -        $  3,081
                                       ----------   -------    --------     ---------       ---------     ========
Balance, December 31, 1997              9,236,035    51,102        (101)      (13,971)         37,030
 Exercise of common stock options         185,295       665        -             -                665
 Employee stock purchase plan              20,917       105        -             -                105
 Issuance of Common Stock in
  connection with acquisitions,           254,841     3,383        -             -              3,383
  including 42,508 shares valued
  at $564 to be issued
 Equity adjustment from foreign
   currency translation                       -        -             38          -                 38           38
 Net loss                                     -        -           -          (20,299)        (20,299)     (20,299)
                                                                                                          --------
 Comprehensive loss                           -        -           -             -               -        $(20,261)
                                       ----------   -------    --------     ---------       ---------     ========
Balance, December 31, 1998              9,697,088   $55,255    $    (63)     $(34,270)      $  20,922
                                       ==========   =======    ========     =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  Nature of Operations:
    --------------------

    Information Management Associates, Inc. and subsidiaries (collectively, the Company) are primarily engaged in the development, marketing and support of software that automates customer interaction including telemarketing, telesales, contact management, sales, marketing and customer service functions of business organizations in a variety of industries. The Company markets its software products in North and South America as well as Western Europe, Asia, Australia and New Zealand.

    In July 1997, the Company completed its initial public offering of its common stock which provided proceeds of $32.4 million, net of related underwriting discounts and expenses (see Note 5).

    The Company incurred a net loss of approximately $20,300,000 for the year ended December 31, 1998, and has an accumulated deficit of approximately $34,270,000 as of December 31, 1998. The market for telemarketing, telesales and customer service software is intensely competitive, rapidly evolving and highly sensitive to new product introductions or enhancements and marketing efforts by industry participants. The Company competes with a large number of competitors ranging from internal information systems departments to packaged software application vendors. Future operating results will depend on many factors, including demand for the Company's products, the level of product competition, competitor pricing, the size and timing of significant orders, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new products on a timely basis and management's ability to acheive profitable operations and positive cash flow. Management's plans to address these risks include marketing and sales efforts to increase revenues, focused research and development investments and strict controls over discretionary expenditures. In addition, the Company expects to formalize a line of credit agreement with a bank in April 1999 to provide for additional liquidity (see Note 15). The accompanying financial statements do not reflect any adjustments resulting from the risks noted above.

2.  Summary of Significant Accounting Policies:
    ------------------------------------------

    Principles of consolidation -
    ---------------------------

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    Foreign currency transactions -
    -----------------------------

    The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity in the accompanying consolidated financial statements.

    Cash and cash equivalents -
    -------------------------

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1997 and 1998, the Company's cash and cash equivalents are primarily deposited with two financial institutions.

    Short-term investments -
    ----------------------

    The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available for sale" or "trading", and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. Included in the accompanying 1997 and 1998 balance sheets are short-term corporate bonds that have original maturities of less than six months, and which are recorded at amortized cost plus accrued interest which approximates fair value.

    Equipment -
    ---------

    Equipment is recorded at cost and is depreciated or amortized, using the straight-line method, over their estimated useful lives of three to seven years.

    At December 31, 1997 and 1998, property and equipment, net, consisted of the following (in thousands):

                                               December 31,
                                              ---------------
                                               1997    1998
                                              ------  -------
        Equipment                             $4,890  $ 7,235
        Furniture and fixtures                 1,676    2,280
        Leasehold improvements                   595      487
                                              ------  -------
                                               7,161   10,002
        Less  Accumulated depreciation and
          amortization                         4,882    6,868
                                              ------  -------
                                              $2,279  $ 3,134
                                              ======  =======

    Expenditures for repairs and maintenance are charged against income as incurred while renewals and betterments are capitalized.

    Software development costs -
    --------------------------

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

    Revenue recognition -
    -------------------

    The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of software maintenance contracts, and from consulting and training services performed for customers who license its products. As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the year ended December 31, 1998.

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

    Software maintenance fees are recognized ratably over the term of the maintenance period. If software maintenance fees are provided for in the license fee or at a discount in a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance service to customers.

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

    Earnings per share -
    ------------------

    Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) establishes standards for computing and presenting earnings per share. Under SFAS 128, earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options, warrants and convertible preferred stock.

    The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                     1996      1997      1998
                                                   --------  --------  ---------
             Basic earnings (loss) per share:
             -------------------------------
             Net income (loss) applicable
              to common shareholders               $(1,884)   $2,721   $(20,299)
                                                   =======    ======   ========

             Weighted average shares outstanding     4,258     6,371      9,588
                                                   =======    ======   ========
             Basic earnings (loss) per share       $  (.44)   $  .43   $  (2.12)
                                                   =======    ======   ========

             Diluted earnings (loss) per shares:
             ----------------------------------
             Net income (loss)                     $(1,047)   $3,173   $(20,299)
             Accretion of Series A preferred
              stock dividends                         (394)        -          -
             Accretion of Series B preferred
              stock dividends                          (58)     (208)         -
             Increase in fair market value of
              redeemable common stock warrants        (385)        -          -
                                                    -------    ------   --------
                                                   $(1,884)   $2,965   $(20,299)
                                                   =======    ======   ========

             Weighted average shares outstanding     4,258     6,371      9,588
             Weighted average shares resulting
              from exercise of options,
              calculated in accordance with the
              treasury stock method                      -       397          -
             Weighted average shares resulting
              from conversion of redeemable
              common stock warrants                      -       409          -
             Weighted average shares resulting
              from conversion of
              Series A preferred stock                   -       537          -
                                                   -------    ------   --------
                                                     4,258     7,714      9,588
                                                   =======    ======   ========
             Diluted earnings (loss) per share     $  (.44)   $  .38   $  (2.12)
                                                   =======    ======   ========

    The 1996 calculation of diluted earnings (loss) per share does not include the exercise of stock options (see Note 5), the conversion of Series A and Series B preferred stock (see Note 6) or the conversion of the redeemable common stock warrants (see Note 7), as the effect on diluted earnings loss per share would have been antidilutive. The 1997 calculation of diluted earnings (loss) per share does not include the conversion of the Series B preferred stock as the effect on diluted earnings (loss) per share would have been antidilutive. The 1998 calculation of diluted earnings (loss) per share does not include the exercise of stock options as the effect on diluted earnings
    (loss) per share would have been antidilutive.

    Comprehensive income -
    --------------------

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has disclosed comprehensive income for all periods presented in the accompanying consolidated statements of shareholder's equity.

    Income taxes -
    ------------

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
    109). SFAS 109 requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities and the net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

    Long-lived assets -
    -----------------

    Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 1998, the Company has determined that no material adjustment to the carrying value of its long lived assets is required.

    Concentration of credit risk -
    ----------------------------

    Financial instruments which potentially subject the Company to concentration of credit risk consists principally of cash, short term investments and trade receivables. As of December 31, 1998, one customer accounted for 11% of accounts receivables. No one customer accounted for greater than 10% of accounts receivable as of December 31, 1997.



    Use of estimates in the preparation of financial statements -
    -----------------------------------------------------------

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

    Reclassifications -
    -----------------

    Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements in order for them to be presented in conformity with the 1998 consolidated financial statements.


    Recently Issued Accounting Standards  -
    ------------------------------------

    The Company is required to adopt Statement of Financial Accounting
    Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) for the year ending December 31, 1999. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have any material impact on the Company's financial condition or results of operations.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is not expected to have any material impact on The Company's financial condition or results of operations.

3.  Business Acquisitions and Investments:
    -------------------------------------

    On March 30, 1998, the Company acquired substantially all of the net assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International, LLC ("TSI") ("the Acquisitions"), each of which markets proprietary call center software focused on the IBM AS/400 user market.

    The final adjusted aggregate purchase price of $8,656,000 consisted of $1,247,000 of cash, 254,841 shares of common stock valued at $3,383,000, $3,641,000 of net assumed liabilities and $385,000 of transaction costs. Of the 254,841 shares, 42,508 shares (valued at $564,000) have been placed in escrow and will be released from escrow no later than March 30, 1999, subject to the satisfactory collection of accounts receivable and the absence of any indemnification claims. The value of the common stock was determined based on the average trading price of the Company's common stock for the two days prior to, the day of, and the two days after, the date that the terms of the Acquisitions were announced.


    The Acquisitions have been accounted for under the purchase method of accounting and the aggregate purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair value. Of the aggregate purchase price, $6,988,000 was allocated to acquired product development costs and charged to operations at the date of acquisition, $1,389,000 was allocated to purchased software and will be amortized over three years and $279,000 was allocated to goodwill and will be amortized over seven years.

    Of the $6,988,000 allocated to acquired product development costs, approximately $5,180,000 related to MIS technologies and $1,808,000 related to TSI technologies. The Company had originally allocated $2,478,000 to the TSI acquired product development costs based on its initial valuation at the time of acquisition. However, the Company subsequently adjusted its initial valuation and reduced the amount allocated to the TSI acquired product development costs by $670,000 to reflect certain adjustments in the valuation methodology resulting from a reallocation of a portion of future cash flows from the TSI acquired product development to the TSI purchased software. The adjustment to increase the value of the TSI purchased software and decrease the value of the TSI acquired product development costs was recorded by the Company during its fiscal quarter ended December 31, 1998.

    The MIS technologies were comprised of two separate projects: SalesPath, a sales force automation tool valued at approximately $4,860,000 and MSM, a telemarketing tool valued at approximately $320,000. Subsequent to the acquisition date, the Company determined that the acquired SalesPath technologies were of no material value. Although the SalesPath technologies were believed to be valuable at the time of acquisition, subsequently, the Company discontinued the development of SalesPath as a standalone product and decided to pursue development of a sales force automation component as part of its current suite of products.

    The operating results of the Acquisitions have been included in the consolidated statement of operations from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred on January 1 of each year:
                                          (Unaudited)
                                          -----------
                                      1997          1998
                                      ----          ----
    Revenues                         $42,975       $ 50,359
    Operating income (loss)          $(4,876)      $(21,089)
    Net Income (loss)                $(5,155)      $(20,320)

    Net income per share:
     Basic                           $ (0.85)      $  (2.11)
     Diluted                         $ (0.85)      $  (2.11)

    In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or 1998 or of future operations of the combined companies under the ownership and management of the Company.

4.  Equity Investment:
    -----------------

    During 1998, the Company acquired 19.8% of the common stock of Mitsucon Tecnologia S/A., a Brazilian software and services company that acts as a distributor for the Company, for a purchase price of approximately $1,715,000 in cash, including transaction costs. This investment is being accounted for under the cost method of accounting and is included in other assets in the accompanying 1998 consolidated balance sheet.

5.  Shareholders' Equity
    --------------------

    Common stock -
    ------------

    In connection with its initial public offering (see below), the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000 and to give effect to a 2.25-for-1 split of the Company's common stock. The accompanying financial statements have been restated to reflect this stock split and change in authorized shares.

    In July 1997, the Company completed its initial public offering (IPO) of 3,900,000 shares of its common stock, of which 2,800,000 shares were issued and sold by the Company and 1,100,000 shares were issued and sold by certain selling shareholders. As a result of this offering, the Company recorded proceeds of $32,400,000, net of related underwriting discounts and offering expenses of $4,100,000. In connection with the offering, the Company's Series A and Series B preferred stock were converted into 1,532,161 shares of common stock (see Note 6), 416,669 shares of common stock were issued in connection with the exercise of the redeemable common stock warrants (see
    Note 7) and 154,934 stock options were exercised.

    Restricted stock awards -
    -----------------------

    During 1990, the Company granted 160,875 shares of common stock to certain key employees in consideration of future services to be performed. The awards required the recipients to be employed or engaged as a consultant by the Company for seven years in order to retain ownership of the stock. The related compensation was recognized ratably over the 7-year vesting period. During each of 1996 and 1997, $10,000 of compensation expense was recognized in connection with these restricted stock awards. These shares became fully vested in 1997.

    Stock option plans -
    ------------------

    The Company has stock option plans which provide for the issuance of both incentive and nonqualified stock options. In March 1998, the Company adopted the 1998 Employee and Consultant Stock Option Plan, (The 1998 Plan) which provides for the issuance of up to 800,000 shares of common shares for both incentive and nonqualified stock options. In March 1996, the Company adopted both the 1996 Employee and Consultant Stock Option Plan, which provides for the issuance of up to 900,000 shares of common shares for both incentive and nonqualified stock options, and the 1996 Non-Employee Directors' Stock Option Plan, which provides for the issuance of up to 135,000 shares of common stock (collectively, The 1996 Plans). Under the provisions of The 1998 and 1996 Plans, the exercise price of each option shall not be less than 100% of the fair market value of a share of common stock at the time of grant, as defined, and the options may vest immediately or over time. The 1998 and 1996 Plans shall be adjusted for future changes in the capitalization of the Company or as designated by the Board of Directors.


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

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the Pro forma disclosures required under SFAS 123 for options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS
    123. The weighted average assumptions used are as follows:

                                  1996          1997           1998
                                  ----          ----           ----
    Risk free interest rate    6.15-6.94%    5.77%-6.30%    4.65%-5.56%
    Expected dividend yield         None           None           None
    Expected lives               8 years        5 years        5 years
    Expected volatility               72%            56%            78%

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands except for per share data):

                                                      1996     1997     1998
                                                    --------  ------  ---------
    Net income (loss):
      As reported                                   $(1,047)  $3,173  $(20,299)
      Pro forma                                     $(2,563)  $2,215  $(20,745)

    Basic net income (loss) per common share:
      As reported                                   $  (.44)  $  .43   $ (2.12)
      Pro forma                                     $  (.80)  $  .28   $ (2.16)

    Diluted net income (loss) per common share:
      As reported                                   $  (.44)  $  .38   $ (2.12)
      Pro forma                                     $  (.80)  $  .23   $ (2.16)

    A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below :

                                                    1996                  1997                  1998
                                                    ------------------------------------------------
                                                  Weighted              Weighted              Weighted
                                                  Average               Average               Average
                                                  Exercise              Exercise              Exercise
                                        Shares     Price      Shares     Price      Shares     Price
                                      ----------  --------  ----------  --------  ----------  --------
    Outstanding, beginning of year      894,606      $2.97  1,336,349      $4.62  1,509,548      $6.23
      Granted                           502,875       7.51    409,626       9.56    966,185       7.55
      Exercised                          (5,782)       .04   (187,957)      1.13   (185,295)      3.41
      Expired                           (55,350)      4.61    (48,470)      9.81   (682,067)      9.73
                                      ---------             ---------             ---------
    Outstanding, end of year          1,336,349       4.62  1,509,548       6.23  1,608,371       5.87
                                      =========             =========             =========
    Exercisable, end of year            854,282       3.42    896,335       4.74    739,971       5.22
                                      =========             =========             =========
    Weighted average fair value
      of options granted                             $5.80                 $6.27                 $5.90
                                                     =====                 =====                 =====

    The following table presents weighted average price and life information for significant option groups outstanding at December 31, 1998:

                                                   Weighted-
                                                   Average
                                                   Remaining       Weighted-
                                 Number            Contractual     Average       Number          Weighted-
                                 Outstanding       Life            Exercise      Exercisable     Average
    Range of Exercise Prices     at 12/31/98       (Years)         Price         at 12/31/98     Exercise Price
    ------------------------     -----------       -------         -----         -----------     --------------
                     0.04         32,447              2.8          $ 0.04         32,447         $ 0.04
    $2.25-           2.94         61,274              3.9          $ 2.62         61,274         $ 2.62
    $4.00-           5.75        959,952              6.3          $ 5.17        348,792         $ 4.16
    $6.06-           8.00        474,998              7.5          $ 7.41        281,083         $ 7.40
    $10.00-         11.75         79,700              8.0          $10.67         16,375         $10.47
                               ---------                                         -------
                               1,608,371                                         739,971
                               =========                                         =======

    Stock Purchase plan -
    -------------------

    On March 1, 1997, the Board of Directors approved the adoption of an employee stock purchase plan designed to allow eligible employees of the Company to purchase shares of common stock. The Board of Directors has reserved 450,000 shares of Common Stock to be available under this plan.
    The stock purchase plan allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each offering period. During 1998 and 1997 employees purchased 20,917 and 5,841 shares of common stock for an aggregate purchase price of approximately $105,000 and $48,000, respectively.

6.  Redeemable Convertible Preferred Stock:
    --------------------------------------

    In March 1995, the Company issued Series A preferred stock, with a stated value of $1,000, to certain common shareholders for proceeds of approximately $4,475,000. In November 1996, the Company issued Series B preferred, with a stated value of $1,000, to certain common shareholders for proceeds of approximately $4,228,000. In connection with the initial public offering the Series A and Series B Preferred Stock, plus accrued dividends, were converted into shares of common stock (see Note 5).


7.  Redeemable Common Stock Warrants:
    --------------------------------

    The Company issued redeemable warrants to purchase 433,372, shares of commons stock, with exercise prices ranging from $.40 per share to $1.33 per share. In connection with the initial public offering the redeemable common stock warrants were converted into 416,699 shares of common stock (see Note
    5). The Company accounted for the initial value of the warrants based on their fair market values at the time the warrants were originally issued. Subsequent increases in the fair market value of the warrants, as determined by sales of the Company's common stock, resulted in adjustments to the carrying value of the warrants through direct charges to accumulated deficit.

8.  Income Taxes:
    ------------

    Income (loss) from operations before provision for income taxes consisted of (in thousands):

                                              1996       1997        1998
                                              ----       ----        ----
     U.S.                                  $  (374)   $ 4,249   $ (17,481)
     International                            (643)      (845)     (2,348)
                                            ------     ------    --------
                                           $(1,017)   $ 3,404   $ (19,829)
                                            ======     ======     =======

    The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 is as follows (in thousands):


                                       Year Ended December 31,
                                       -----------------------
                                  1996          1997         1998
                                  ----          ----         ----
    Current:
      Foreign                    $   -         $ 199        $ 380
      Federal                        -             -            -
      State                         30            32           90
                                 -----         -----        -----
                                 $  30         $ 231        $ 470
                                 =====         =====        =====

    Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income
    tax purposes.   A valuation allowance has been recorded for the
    deferred tax assets as a result of uncertainties regarding the realization of the asset.

    The approximate tax effects of temporary differences which give rise to deferred tax assets and liabilities is as follows (in thousands):

                                                     December 31,
                                               1996      1997      1998
                                             --------  --------  --------
    Current:
      Allowance for doubtful accounts        $   178   $   243   $   943
      Accrued vacation and payroll                57        65        81
      Other                                      216        76       187
      Valuation allowance                       (451)     (384)   (1,211)
                                             -------   -------   -------
                                             $     -   $     -   $     -
                                             =======   =======   =======

    Non-current:
      Purchased software                     $     -   $     -   $   510
      Depreciation                                51        71        91
      Deferred compensation                       23         -         -
      Rental obligations                         154       145       155
      Tax effect of net operating losses,
        excluding amounts related to
        stock option exercises                 3,265     2,053     3,608
      Valuation allowance                     (3,493)   (2,269)   (4,364)
                                             -------   -------   -------
                                             $     -   $     -   $     -
                                             =======   =======   =======

    The exercise price of non-qualified stock options gives rise to compensation which is included in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. As a result of the exercise of nonqualified stock options during 1997 and 1998, the Company has related net operating loss carryforwards of $4,051,000 which can be used to offset future taxable income, if any. When realized, the related tax benefits of these net operating loss carryforwards will be credited directly to paid in capital.

    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                            December 31,
                                         1996   1997   1998
                                         -----  -----  -----
    Income tax at statutory rate         (34)%    34%   (34)%
    Other                                 (3)      1      1
    Net operating loss not benefited      37       -     33
    Utilization of net operating loss
      carryforwards                        -     (35)     -
                                        ----    ----   ----
                                           0%      0%     0%
                                        ====    ====   ====

    At December 31, 1998, the Company had approximately $13,000,000 of U.S. Federal net operating loss carryforwards, of which approximately $4,051,000 resulted from the exercise of nonqualified stock options (see above), and approximately $4,000,000 of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. These U.S. Federal net operating loss carryforwards expire through 2018 and the state net operating loss carryforwards expire through 2003.

    In addition, the Company has United Kingdom net operating loss carryforwards of approximately $3,500,000 which can be utilized to offset future taxable income and which have no expiration.

    The Company's IPO (see Note 5) resulted in a change in ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of pre IPO U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4,700,000.

9.  Related Party Transactions:
    --------------------------

    Notes receivable from related parties consists of net advances to shareholders of $24,000 at December 31, 1997 which were repaid to the Company during 1998.

10. Commitments and Contingencies:
    -----------------------------

    Leases -
    ------

    The Company has entered into an agreement to lease its corporate headquarters. This lease commenced April 1, 1994, and has a term of 10 years. Total aggregate lease payments of approximately $2,176,000 are being amortized on a straight-line basis over the term of the operating lease, beginning in April 1994. Accordingly, approximately $28,000 of deferred rent expense was recorded during 1997 and 1998, respectively, related to this lease and is included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

    In November 1998, the Company entered into an agreement to lease office space in Irvine, California, which is to be used as a sales, service and product development facility. The lease will commence May 1, 1999 and has a term of 7 years. Under the terms of the lease, the Company is committed to pay aggregate lease payments of approximately $5,860,000. In connection with entering into this lease, the Company terminated the lease for its previous California facility. As a result of the termination of such lease, the Company incurred a $250,000 lease termination cost and $77,000 of expense associated with the write off of leasehold improvements which are reflected as a general and administrative expense in the accompanying 1998 consolidated statement of operations. Of the total lease termination charge, $125,000 was paid by the Company upon execution of the lease and the remaining $125,000, which will be paid when the Company vacates the current premises in April 1999.

    The Company leases other property and equipment under a number of operating leases extended for varying periods of time. Operating lease rental expense approximated $858,000, $1,255,000 and $1,426,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Minimum future rental commitments under all operating leases for each of the succeeding five years subsequent to December 31, 1998, and thereafter, are as follows (in thousands):

                    Year Ending
                    December 31,                  Amount
                    ------------                  ------
                       1999                       $1,893
                       2000                        1,835
                       2001                        1,785
                       2002                        1,835
                       2003                        1,867
                       Thereafter                  2,060

    Litigation -
    ----------

    During 1998, the Company entered into a settlement agreement with Rockwell International Corporation, Rockwell Semiconductor Systems, Inc. and Rockwell Telecommunications, Inc. (collectively, "Rockwell") resulting from Rockwell's claims related to the Company's provision of a call center solution to United States Cellular Corporation ("USCC"). The Company decided to settle the matter to enable it to resume its relationship with USCC which included USCC's exercise of its option to license additional software from the Company during the quarter ended September 30, 1998 for a fee of $1,750,000. Under the terms of the settlement, the litigation was dismissed and all claims by Rockwell relating to the Company's relationship with USCC have been released. IMA agreed to pay Rockwell $1,750,000 in four installments over one year, of which $950,000 was paid during 1998.

    The Company is currently a party to other litigation arising in the normal course of business. In the opinion of management, no claims are expected to have a material adverse effect on the Company's operations or financial position.

11. Employee Benefit Plan:
    ---------------------

    The Company has a voluntary 401(k) plan. All full-time employees who have completed six months of service are eligible to participate in the plan. The plan provides for matching contributions and an annual profit sharing contribution made at the discretion of the Company's Board of Directors. During 1996, 1997 and 1998, $33,000, $57,000 and $104,000, respectively, of matching contributions were made to the plan by the Company.

12. Disclosures about Fair Value of Financial Instruments:
    -----------------------------------------------------

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

13. Business Segment Information:
    ----------------------------

    Effective for the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments for which separate financial information is available and for which operating profit (loss) amounts are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

    The Company operates two reportable segments: enterprise call center software solutions and professional services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately, based on the fundamental differences in their operations. The enterprise call center software solution provides software licenses of the Company's software products. The professional services provides the professional consulting services, implementation, training and maintenance related to the Company's enterprise call center software solutions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information Technology, Finance and Human Resources, and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount or relative usage. Income tax provision (benefit) is allocated to the reportable segments in deriving segment profit
    (loss) based on each segment's pro rata income or loss before income tax provision (benefit). The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

    For The Year Ended December 31, 1998
    --------------------------------------
    (in thousands)

                                 Enterprise Call   Professional
                                 Center Software       Services   Consolidated
                                 ---------------   ------------   ------------
    Revenues                            $ 24,903        $24,190       $ 49,093
    Cost of Sales                            356         17,420         17,776
    Product Development                    9,266              -          9,266
    Depreciation & Amortization            1,085            911          1,996
    Other Income(Expense), net               440            370            810
                                        --------        -------       --------
    Segment Loss                        $(11,915)       $(8,384)      $(20,299)
                                        ========        =======       ========

    For The Year Ended December 31, 1997
    ------------------------------------------
    (in thousands)
                                 Enterprise Call   Professional
                                 Center Software   Services       Consolidated
                                 ---------------   ------------   ------------
    Revenues                            $ 19,295       $ 17,377       $ 36,672
    Cost of Sales                            304          9,428          9,732
    Product Development                    6,190              -          6,190
    Depreciation & Amortization              804            602          1,406
    Other Income(Expense), net                10              8             18
                                         -------        -------        -------
    Segment Profit                      $  2,745       $    428       $  3,173
                                         =======        =======        =======

    For The Year Ended December 31, 1996
    ------------------------------------
    (in thousands)
                                 Enterprise Call   Professional
                                 Center Software   Services       Consolidated
                                 ---------------   ------------   ------------
    Revenues                            $ 13,022       $ 13,255       $ 26,277
    Cost of Sales                            709          7,191          7,900
    Product Development                    6,382              -          6,382
    Depreciation & Amortization              493            728          1,221
    Other Income(Expense), net              (435)          (644)        (1,079)
                                         -------        -------        -------
    Segment Profit (Loss)               $    670       $ (1,717)      $ (1,047)
                                         =======        =======        =======

The Company also operates in two major geographic areas: United States and International. The United States charges the International segment a 50% royalty on license fees recognized, which approximates the royalty fee charged to unaffiliated resellers. In addition, certain direct costs incurred by the United States segment, primarily related to research and development and customer support costs, are charged to the International segment. The elimination in the identifiable assets is for intercompany receivables (in thousands).


                                      UNITED STATES    INTERNATIONAL    ELIMINATION    CONSOLIDATED
                                      -------------    -------------    -----------    ------------
Year Ended December 31, 1998
Revenues.                               $ 39,981         $ 12,695       $ (3,583)       $ 49,093
                                        ========         ========       ========        ========
Loss from operations                     (18,263)          (2,376)             -         (20,639)
                                        ========         ========       ========        ========
Identifiable assets                       38,727            8,153         (9,642)         37,238
                                        ========         ========       ========        ========
Year Ended December 31, 1997
Revenues                                  32,345            6,086         (1,759)         36,672
                                        ========         ========       ========        ========
Income (loss) from operations              4,239             (853)             -           3,386
                                        ========         ========       ========        ========
Identifiable assets                       44,774            3,620         (4,472)         43,922
                                        ========         ========       ========        ========
Year Ended December 31, 1996
Revenues                                  22,762            4,680         (1,165)         26,277
                                        ========         ========       ========        ========
Income (loss) from operations                802             (740)             -              62
                                        ========         ========       ========        ========
Identifiable assets                       17,483            2,648         (2,850)         17,281
                                        ========         ========       ========        ========

    The following table summarizes the Company's revenues by major worldwide regions (in thousands):


                                         FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                        1996          1997           1998
                                      -------       -------       --------
    United States                     $19,483       $26,887       $ 31,622
    Canada                                546           833            394
    Mexico and Latin America              277         1,903          2,145
    Europe                              4,798         5,552         12,692
    Pacific Rim                         1,173         1,497          2,240
                                      -------       -------       --------
                                      $26,277       $36,672       $ 49,093
                                      =======       =======       ========

14. Significant Customers:
    ---------------------

    For the years ended December 31, 1996, 1997 and 1998, approximately 8%, 10% and 12%, respectively, of the Company's revenues resulted from sales to a single customer.

15. Subsequent Event:
    ----------------

    In March 1999, the Company obtained a commitment letter from a bank for a line of credit facility (Line of Credit). Borrowing under the Line of Credit will be limited to the greater of $7,500,000 or 80% of eligible accounts receivable, as defined. The Line of Credit, which will mature two years from the final execution date, will contain certain financial covenants including, but not limited to, minimum net worth, minimum working capital, and minimum interest coverage ratios, as defined. The Company expects to execute the Line of Credit in April 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is included in Item 4A of this Form 10-K. The information required by Item 401 of Regulation S-k with respect to directors of the Company and information required by Item 405 of Regulation S-K is incorporated by reference by the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AN RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  FINANCIAL STATEMENTS

             See Item 8 of this Report

         2.  FINANCIAL STATEMENT SCHEDULES

             See Item 8 of this Report

     (b) Reports on Form 8-K

         1. A Report on Form 8-K was filed by the Company on November 3, 1998 to report under Item 5 the Company's third quarter earnings.

         2. A Report on Form 8-K was filed by the Company on October 7, 1998 announcing the Company's preliminary earnings and announcing the settlement of litigation.

     (c) Exhibits

         Please see the Exhibit Index to this Report which is incorporated herein by reference.

     (d) Financial Statements Excluded From Annual Report to Shareholders

         Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 1999            /s/ Albert R. Subbloie, Jr.           President, Chief Executive
                                ------------------------------         Officer and Director
                                Albert R. Subbloie, Jr.                (Principal Executive Officer)


Dated: March 30, 1999           /s/ Gary R. Martino                    Chairman of the
                                ---------------------------            Board of Directors,
                                Gary R. Martino                        Chief Financial Officer, Treasurer
                                                                       and Director (Principal Financial
                                                                       Accounting Officer)

       No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFORMATION MANAGEMENT ASSOCIATES, INC.


                               By:        /s/  Albert R. Subbloie, Jr.
                                     -------------------------------------
                                     Albert R. Subbloie, Jr.
                                     President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                             TITLE                  DATE


     /s/  Albert R. Subbloie, Jr.          President, Chief       March 30, 1999
     ------------------------------
     ALBERT R. SUBBLOIE, JR.               Executive Officer
                                           and Director
                                           (Principal
                                           Executive Officer)

    /s/  Gary R. Martino                   Chairman of the        March 30, 1999
    ------------------------------         Board of
    GARY R. MARTINO                        Directors, Chief
                                           Financial Officer,
                                           Treasurer and
                                           Director (Principal
                                           Financial and
                                           Accounting Officer)


    /s/  Paul J. Schmidt                   Director
    --------------------------------
    PAUL J. SCHMIDT


    /s/ Thomas F. Hill                     Director
    --------------------------------
    THOMAS F. HILL



    /s/  Donald P. Miller                  Director
    --------------------------------
    DONALD P. MILLER


    /s/  David J. Callard                  Director
    --------------------------------
    DAVID J. CALLARD


                                 EXHIBIT INDEX

    Exhibit 10.1   Lease Agreement
    Exhibit 10.2   Amendment to Lease
    Exhibit 23.1   Report of Independent Public Accountants on Schedule
    Exhibit 23.2   Consent of Independent Public Accountants
    Exhibit 27.1   Financial Data Schedule



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-32417.

                                                         Arthur Andersen LLP /s/
Hartford, Connecticut
March 31, 1998

SCHEDULE II

INFORMATION MANAGEMENT ASSOCIATES, INC.

VALUATION AND QUALIFYING ACCOUNTS

                                           Balance At        Charge to                     Balance At
                                           Beginning         Cost and                        End of
                                           Of Period         Expenses     Deductions         Period
January 1, 1996-December 31, 1996          $425,328        $  390,224     $  (333,578)     $  481,974
January 1, 1997-December 31, 1997          $481,974        $1,138,614     $  (990,511)     $  630,077
January 1, 1998-December 31, 1998          $630,077        $6,721,995     $(3,943,936)     $3,408,136