Form 10-Q
period 1999-03-31
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1999-05-17
CIK 871696

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                        One Corporate Drive, Suite 400
                          Shelton, Connecticut 06484
                                (203) 925-6800

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

                                           X   YES        NO
                                          ---        ---

The number of shares of the Registrant's Common Stock, no par value, outstanding on March 31, 1999 was 9,697,088.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION..............................................   1

Item 1:  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998................................................   1

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 1998.......................   2

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998.......................   3

              Notes to Condensed Consolidated Financial Statements.............   4

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................   8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk............  26

PART II.          OTHER INFORMATION............................................  27

Item 2:  Changes in Securities and Use of Proceeds.............................  28

Item 6:  Exhibits and Reports on Form 8-k......................................  29

SIGNATURES.....................................................................  29

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                            March 31,    December 31,
                                                              1999          1998
                                                              ----          ----
                                                           (unaudited)
ASSETS
Current assets:
   Cash and short term investments........................   $  7,432     $ 11,649
   Accounts receivable, net...............................     16,607       16,487
   Other current assets...................................      2,399        1,985
                                                             --------     --------

      Total current assets................................     26,438       30,121

Equipment, net............................................      3,155        3,134
Other assets, net  .......................................      4,082        3,983
                                                             --------     --------
                                                             $ 33,675     $ 37,238
                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations........         96           73
   Accounts payable and accrued liabilities...............      9,954       11,412
   Deferred revenues......................................      5,611        4,341
                                                             --------     --------
      Total current liabilities...........................     15,661       15,826
                                                             --------     --------
Other long-term liabilities...............................        617          490
                                                             --------     --------
Shareholders' equity:
Common stock, no par value; 9,697,088 shares outstanding
   at March 31, 1999 and December 31, 1998................     54,691       54,691
Shares to be issued in connection with acquisition........        564          564
Cumulative translation adjustment.........................       (208)         (63)
Accumulated deficit.......................................    (37,650)     (34,270)
                                                             --------     --------
      Total shareholders' equity..........................     17,397       20,922
                                                             --------     --------
                                                             $ 33,675     $ 37,238
                                                             ========     ========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                                1999         1998
                                              --------    ---------
Revenues:
 License fees...............................  $  5,031    $  5,315
 Services and maintenance...................     7,269       4,778
                                              --------    ---------

   Total revenues...........................    12,300      10,093
                                              --------    ---------
Cost of revenues:
 Cost of license fees.......................       164         121
 Cost of services and maintenance...........     4,877       2,588
                                              --------    ---------
   Total cost of revenues...................     5,041       2,709

Gross profit................................     7,259       7,384

Operating expenses:
  Sales and marketing.......................     5,933       3,915
  Product development.......................     2,968       1,706
  General and administrative................     1,352       1,099
  Provision for doubtful accounts...........       335         200
  Acquired product development costs........         -       7,658
                                              ---------   ---------
      Total operating expenses..............    10,588      14,578
                                              ---------   ---------

Operating loss..............................    (3,329)     (7,194)
Other income................................        63         267
                                              ---------   ---------
Loss before provision for income taxes......    (3,266)     (6,927)
Provision for income taxes..................       115          94
                                              ---------   ---------
Net loss....................................    (3,381)     (7,021)
                                              ---------   ---------
Loss applicable to common shareholders......  $ (3,381)   $ (7,021)
                                              =========   =========
Diluted/Basic net loss per share............  $  ( .35)   $  (0.75)
                                              =========   =========
Shares used in computing diluted and basic
     Loss per share.                             9,697       9,324
                                              =========   =========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

            INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         1999       1998
                                                        --------   --------
Cash Flows from Operating Activities:
 Net loss.............................................. $ (3,381)  $ (7,021)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization........................      515        280
  Provision for doubtful accounts......................      335        200
  Charge for acquired product development costs........      --       7,658
 Changes  in  operating  assets  and  liabilities,
   exclusive of effects  of acquisitions:
  Accounts receivable..................................     (455)    (1,179)
  Other current assets.................................     (414)      (756)
  Other assets, net....................................     (258)      (105)
  Accounts payable and accrued liabilities.............   (1,456)        47
  Deferred revenues....................................    1,269      1,216
  Other long-term liabilities..........................       65        (24)
                                                        --------   --------
     Net cash provided by (used in) operations.........   (3,780)       316
                                                        ========   ========
Cash Flows from Investing Activities:
 Acquisition of equipment..............................     (252)      (352)
 Cash paid in connection with acquisitions
    and related deal costs.............................      --      (1,832)
                                                        --------   --------

     Net cash used in investing activities.............     (252)    (2,184)
                                                        ========   ========
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options...............      --         645
 Repayment of capital lease obligations................      (40)       (35)
                                                        --------   --------
     Net cash provided by (used in) financing
        activities.....................................      (40)       610
                                                        --------   --------
Effect of Exchange Rate Changes........................     (145)        33
                                                        --------   --------
Net Decrease in Cash and Cash Equivalents..............   (4,217)    (1,225)
Cash and Cash Equivalents, beginning of period.........   11,649     24,271
                                                        --------   --------
Cash and Cash Equivalents, end of period............... $  7,432   $ 23,046
                                                        ========   ========
Supplemental Disclosure of Non-cash Activities:
 Issuance of common stock in connection with
  acquisitions.........................................      --       3,383

  Equipment acquired pursuant to capital lease
     obligation.........................................     126        --

            The accompanying notes are an integral part of these
                condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.        Basis of Presentation

          The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc. and its wholly owned subsidiaries (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

          The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2.        Business Acquisitions

          On March 30, 1998, the Company acquired substantially all of the net assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International, LLC ("TSI") ("the Acquisitions"), each of which markets proprietary call center software focused on the IBM AS/400 user market.

          The aggregate purchase price was initially valued at $9.4 million, consisting of $1.3 million of cash, 254,841 shares of common stock valued at $3.4 million, $4.1 million of net assumed liabilities and $600,000 of transaction costs. The value of the common stock was determined based on the average trading price of the Company's common stock for the two days prior to, the day of, and the two days after, the date that the terms of the Acquisitions were announced. The aggregate purchase price was subsequently adjusted to $8.7 million by the Company during its fiscal quarter ended June 30, 1998 to reflect the as adjusted net assumed liabilities of $3.6 million and the as adjusted transaction costs of $400,000.

          The Acquisitions have been accounted for under the purchase method of accounting and the aggregate purchase price was allocated to the acquired assets and assumed liabilities based on their estimated value. Of the original $9.4 million aggregate purchase price, $7.7 million was allocated to acquired product development costs and charged to operations at the date of acquisition, $700,000 was allocated to purchased software to be amortized over three years and $1.0 million was allocated to goodwill to be amortized over seven years. The Company subsequently adjusted its initial valuation of acquired product development costs and reduced the amount allocated by approximately $700,000 to reflect certain adjustments in the valuation methodology resulting from a reallocation of a portion of future cash flows from the acquired product development to the purchased software. The adjustment to increase the value of the purchased software and to decrease the value of acquired product development costs were recorded by the Company during its fiscal quarter ended December 31, 1998. As a result of the purchase price and allocation adjustments noted above, of the final adjusted aggregate purchase price of approximately $8.7 million, $7.0 million, was allocated to acquired product development costs and charged to operations, $1.4 million was allocated to purchased software and $300,000 was allocated to goodwill. Of the $7.0 million allocated to acquired product development costs, approximately $5.2 million related to MIS technologies and approximately $1.8 million related to TSI technologies.

3.        Earnings (Loss) Per Share

     Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) establishes standards for computing and presenting earnings per share. Under SFAS 128, earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options, warrants and convertible preferred stock. The calculation of basic and diluted earnings loss per share are as follows (in thousands except per share amounts):

                                                        Quarter Ended March 31,
                                                           1999        1998
                                                          -------     -------
                                                              (unaudited)
Basic/Diluted earnings loss per share:
   Net loss applicable to common shareholders.......      $(3,381)    $(7,021)
                                                          =======     =======
   Weighted average shares outstanding..............        9,697       9,324
                                                          =======     =======
   Basic/Diluted loss per share.....................      $ (0.35)    $ (0.75)
                                                          =======     =======

4.        Revenue Recognition

          As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the quarters ended March 31, 1998 and 1999.

5.   Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the quarter ended March 31, 1999, there was a cumulative translation adjustment of $145,000, compared to a cumulative translation adjustment of $33,000 during the quarter ended March 31, 1998. Accordingly, the comprehensive loss for the quarters ended March 31, 1999 and 1998 is $3.5 million and $7.0 million respectively.

6.   Business Segment Information:

     Effective for the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments for which separate financial information is available and for which operating profit
(loss) amounts are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

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

     For The Quarter Ended March 31, 1999
     --------------------------------------
     (in thousands)

                                     Enterprise Call  Professional
                                     Center Software      Services  Consolidated
                                     ---------------  ------------  ------------
     Revenues                                  5,031         7,269       12,300
     Cost of Sales                               164         4,877        5,041
     Product Development                       2,968            --        2,968
     Depreciation & Amortization                 290           225          515
     Other Income(Expense), net                   35            28           63
                                             -------       -------      -------
     Segment Loss                             (2,380)       (1,001)      (3,381)
                                             =======       =======      =======


     For The Quarter Ended March 31, 1998
     --------------------------------------
     (in thousands)

                                    Enterprise Call  Professional
                                    Center Software  Services      Consolidated
                                    ---------------  ------------  ------------
     Revenues                                 5,315         4,778        10,093
     Cost of Sales                              121         2,588         2,709
     Product Development                      1,706            --         1,706
     Depreciation & Amortization                157           123           280
     Other Income(Expense), net                 149           118           267
     Acquired Product development
      costs                                   7,658            --         7,658
                                            -------       -------       -------
     Segment Loss                            (6,982)          (39)       (7,021)
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

                                   UNITED STATES INTERNATIONAL  ELIMINATION  CONSOLIDATED
                                   ------------- -------------  -----------  ------------

Quarter Ended March 31, 1999               9,496         3,407         (603)       12,300
Revenues.                              =========     =========     ========     =========

Loss from operations                      (1,986)       (1,395)          --        (3,381)
                                       =========     =========     ========     =========
Identifiable assets                       36,301         6,369       (8,995)       33,675
                                       =========     =========     ========     =========
Quarter Ended March 31, 1998
Revenues                                   7,293         4,202       (1,403)       10,092
                                       =========     =========     ========     =========
Income (loss) from operations             (3,611)       (3,410)          --        (7,021)
                                       =========     =========     ========     =========

Identifiable assets                       46,481         7,283       (6,242)       47,522
                                       =========     =========     ========     =========

     The following table summarizes the Company's revenues by major worldwide regions (in thousands):


                                                FOR THE QUARTER ENDED MARCH 31,
                                                -------------------------------
                                                  1998              1999
                                                --------          --------
     United States                              $  5,890             8,853
     Canada                                           65               683
     Mexico and Latin America                        702               506
     Europe                                        3,229             1,595
     Pacific Rim                                     207               663
                                                ========          ========
                                                  10,093            12,300
                                                ========          ========


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

  The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of software maintenance contracts, and from consulting and training services performed for customers who license its products. As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the quarter ended March 31, 1999.

  The Company markets its products in the United States through a direct sales organization and certain resellers. The Company markets its products outside the United States in Europe, the Pacific Rim, Canada, Mexico and Latin America through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company maintains offices in the United Kingdom, France, Germany and Australia to support its international sales and service activities. For the quarter ended March 31, 1999, United States and international revenues were approximately 72% and 28% of total revenues, respectively.

  Expenses as a percentage of revenues were affected by lower than expected revenue recognition in the first quarter of 1999. The Company is reviewing all aspects of its business to find additional revenue growth opportunities and operating expense reductions. The Company also has made progress in increasing the productivity in its sales organization and continues to expand its domestic and international channel sales program.

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

                             RESULTS OF OPERATIONS

          The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months ended March 31, 1999 and 1998.

                                                     Three Months Ended
                                                          March 31,
                                                     1999              1998
                                                  -----------      -----------
                                                  (unaudited)      (unaudited)
Revenues:
 License fees.................................       40.9%            52.7%
 Services and maintenance.....................       59.1             47.3
                                                  -----------      -----------
   Total revenues.............................      100.0            100.0
                                                  -----------      -----------
Cost of revenues:
 License fees.................................        1.3              1.2
 Services and maintenance.....................       39.7             25.6
                                                  -----------      -----------
   Total cost of revenues.....................       41.0             26.8
                                                  -----------      -----------
Gross profit..................................       59.0             73.2
                                                  -----------      -----------
Operating expenses:
 Sales and marketing..........................       48.2             38.8
 Product development..........................       24.1             16.9
 General and administrative...................       11.1             10.9
 Bad debt expense.............................        2.7%             2.0%
 Acquired product development costs...........          -             75.9
                                                  -----------      -----------
   Total operating expenses...................       86.1            144.5
                                                  -----------      -----------
Operating loss................................      (27.1)           (71.3)
Other income..................................         .5              2.6
                                                  -----------      -----------
Loss before provision for income taxes........      (26.6)           (68.7)
Provision for income taxes....................        0.9              0.9
                                                  -----------      -----------
Net loss......................................      (27.5)%          (69.6)%
                                                  ===========      ===========

   The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                       Three Months Ended
                                                          March 31,
                                                       1999          1998
                                                      ------       -------
Cost of license fees.............................        3.3%          2.3%
Cost of services and maintenance.................       67.1%         54.2%

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 Revenues

          License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees decreased 6.0% from $5.3 million, or 52.7% of total revenues, in the quarter ended March 31, 1998 to $5.0 million, or 40.9% of revenues, in the quarter ended March 31, 1999. Domestic license revenue increased 26% percent from $2.5 million in the quarter ended March 31, 1998 to $3.1 million in the quarter ended March 31, 1999. The increase in domestic license revenue was primarily attributable to an increase in the number of orders from 12 in the quarter ended March 31, 1998 to 15 in the quarter ended March 31, 1999 and a 7% increase in the average deal size. International license revenue decreased approximately $900,000 or 32.5% from $2.8 million in the quarter ended March 31, 1998 to $1.9 million in the quarter ended March 31, 1999. The decrease in international license revenue is primarily attributable to a 57% decline in the average deal size, from $95,000 in the quarter ended March 31, 1998 to $41,000 in the quarter ended March 31, 1999. License revenue resulting from the MIS and TSI acquisitions increased 91% from $127,000 for the quarter ended March 31, 1998 to $243,000 in the quarter ended March 31, 1999.

          Services and Maintenance. Service and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased by 52.1% from $4.8 million, or 47.3% of total revenues, in the quarter ended March 31, 1998 to $7.3 million, or 59.1% of total revenues, in the quarter ended March 31, 1999. The increase in services and maintenance was primarily attributable to the company's expanded role at several existing customers such as Texas Utilities Service, Inc., Precision Response Corporation, Aspect Telecommunications and United States Cellular Corporation.

Cost of Revenues

          Cost of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees increased 35.5% from $121,000, or 2.3% of the related license revenues, in the quarter ended March 31, 1998 to $164,000, or 3.3% of the related license revenues, in the quarter ended March 31, 1999. The increase in the cost of license fees was primarily attributable to an increase in the volume of third party products included in the company's product line and resold by the Company.

          Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits for company personnel, third party consulting costs and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 88% from $2.6 million, or 54.2% of service and maintenance revenues, in the quarter ended March 31, 1998 to $4.9 million, or 67% of service and maintenance revenues, in the quarter ended March 31, 1999. The increase in cost of services and maintenance in the quarter ended March 31, 1999 was primarily attributable to a $1.1 million increase in third party consulting costs. The Company is in the process of significantly reducing its use of third party consultants and expects to minimize the use of such consultants by the Company and maximize the utilization of current staff. Third party consulting costs have been reduced from $1.6 million in the quarter ended December 31, 1998 to $1.2 million in the quarter ended March 31, 1999. Also, client services staff increased by 41 persons from March 31, 1998 to March 31, 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 51.5% from $3.9 million, or 38.8% of revenues, in the quarter ended March 31, 1998 to $5.9 million, or 48.2% of revenues, in the quarter ended March 31, 1999. The increase in sales and marketing expenses for the quarter ended March 31, 1999, is primarily attributable to the Company's efforts to expand market coverage and visibility. Accordingly, sales and marketing expenditures increased due to the hiring of 32 additional sales and marketing personnel during the period ended March 31, 1998 to March 31, 1999. The new employees created substantial additional costs, such as increased compensation to attract and retain qualified personnel. Sales and marketing expenses also increased due to enhanced advertising, trade shows and promotions. However, overall sales and marketing expenditure has declined from $6.7 million in the quarter ended December 31, 1998 to $5.9 million in the quarter ended March 31, 1999. This decrease was primarily the result of improved cost control measures such as a strict purchase order policy, detailed review of actual versus budgeted expenditures, and a strict control over external marketing costs. The Company expects sales and marketing costs to decline as a percentage of revenue in the future.

     Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses, consulting fees, and amortization of purchased software. Product development expenses increased 74% from $1.7 million, or 16.9% of revenues, in quarter ended March 31, 1998 to $3.0 million, or 24.1% of revenues, in the quarter ended March 31, 1999. The increase in product development expense was primarily due to an increase in salaries and benefits related to the hiring of new software development staff, amortization of purchased software, an increase in third party consulting expense, the continuing development of the Company's software products, including spending on the Company's new ChannelEDGE and buyingedge.com initiatives and further development efforts resulting from the in-process development products acquired from MIS and TSI. Both new hires and third party outside consultants are working on new product development. Product development expenses have declined from $3.4 million in the quarter ended December 31, 1998 to $3.0 million in the quarter ended March 31, 1999. This decrease was primarily the result of improved cost control measures such as a strict purchase order policy and detailed review of actual versus budgeted expenditures. The Company expects Product Development expenses to decline as a percentage of revenue in the future.

     General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, unallocated corporate expenses such as fees for legal and auditing services. General and administrative expenses increased 30% from $1.3 million, or 12.9% of revenues, in the quarter ended March 31, 1998 to $1.7 million, or 13.7% of revenues, in the quarter ended March 31, 1999. The increase in general and administrative expenses in the quarter ended March 31, 1999 was due to the addition of accounting and administrative staff to support the growth of the Company's business. General and administrative expenditures have declined from $1.9 million in the quarter ended December 31, 1998 to $1.4 million in the quarter ended March 31, 1999. Through improved cost control efforts, such as a strict purchase order policy and a detailed review of actual versus budgeted expenses, the Company expects general and administrative costs to decline as a percentage of revenue in the future.

     Provision for doubtful accounts. The provision for doubtful accounts increased from $200,000 for the quarter ended March 31, 1998 to $335,000 for the quarter ended March 31, 1999. The increase is based on management's review of several factors, such as increased revenues and review and assesment of accounts receivable.

     Acquired Product Development Costs. Acquired product development costs resulted from the March 30, 1998 acquisitions of MIS and TSI. There was no similar acquisition activity during the three months ended March 31, 1999.

     Other Income (Expense). Other income (expense) consists of interest expense on debt and equipment financing less interest earned on short term investments. Interest income decreased by $202,000 from $274,000 in the quarter ended March 31, 1998 to $72,000 in the quarter ended March 31, 1999. Interest income decreased due to diminished income earned on investments from the remaining proceeds of the Company's initial public offering of common stock. Short-term investments decreased from $18.0 million at March 31, 1998 to $1.2 million at March 31, 1999.

     Provision for Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $94,000 in the quarter ended March 31, 1998 to $114,000 in the quarter ended March 31, 1999. At March 31, 1999, the Company had approximately $13.8 million of U.S. Federal net operating loss carryforwards, of which approximately $4.05 million resulted from the exercise of non-qualified stock options, and approximately $4.6 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. These U.S. Federal net operating loss carryforwards expire through 2019 and the state net operating loss carryforwards expire through 2004.

     In addition, the Company has United Kingdom net operating loss carryforwards of approximately $4.5 million which can be utilized to offset future taxable income and which have no expiration.

     The Company's Initial Public Offering resulted in a change in ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of pre IPO U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4.7 million.

Liquidity and Capital Resources

At March 31, 1999, the Company had $7.4 million in cash and $16.6 million in accounts receivable. For the three months ended March 31, 1999, the company incurred a net cash outlay of $3.8 million from operating activities. The net cash outlay of $3.8 million from operations resulted primarily from the net loss of $3.4 million, offset by depreciation and amortization of $515,000, provision for losses on accounts receivable of $335,000, and an increase in deferred revenue of $1.3 million. Accounts payable was reduced by $1.5 million and other current assets declined by $414,000. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

     For the three months ended March 31, 1999, the Company's primary investing activities consisted of $378,000 of purchases of computers, leasehold improvements and office equipment to support the Company's newly leased facilities in Chicago, Illinois and Irvine, California.

     For the three months ended March 31, 1999, the Company's primary financing activity consisted of reducing capital lease obligations by approximately $40,000.

    In March 1999, the Company obtained a commitment from a commercial bank to provide a $7.5 million senior secured revolving credit facility. Although the Company and the bank that issued the commitment have continued discussions regarding such credit facility, the Company has also initiated discussions with other banks and institutional lenders with respect to obtaining a secured credit facility. The Company currently expects to finalize a secured credit facility in the third quarter of 1999.

    The Company is also considering seeking equity financing for the purpose of funding its various business initiatives, including the development and marketing of new products such as ChannelEdge and buyingedge.com. The Company currently expects that any equity financing related to buyingedge.com would be through a subsidiary of the Company.

    The Company anticipates that its current cash and cash equivalents, together with cash provided by operations and borrowings under a credit facility or equity investment will be sufficient to meet the Company's projected working capital and other cash requirements for the foreseeable future but there can be no assurance that the Company will be able to generate sufficient cash to meet its requirements from those sources. The Company's future operating and capital requirements will depend on numerous factors including the collection of accounts receivable, the internal research and development programs, advances in technology, and the strategic alliances or investments that the Company may consider. In the event that the Company were unable to meet its needs for cash from the sources described above, the Company would need to obtain equity or debt financing or reduce its operating expenses and capital expenditures. There can be no assurance that equity or debt financing would be available to the Company on favorable terms or at all.

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

     The costs incurred to date related to upgrading the Company's products to be Year 2000 compliant were approximately $200,000 and have been funded from operating cash flows and have not been separately accounted for partly because the responsibilities and costs were distributed throughout the organization and represent a small percentage of total operating costs. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $150,000. The Company originally had expected to complete its evaluation by the end of the first quarter of 1999. Staff reorganization and relocation of the Company's Irvine office, has caused the Company to revise this estimate. The Company now expects to complete an estimate of the anticipated cost of upgrading internal systems by the end of the second quarter of 1999. While the Company expects to incur additional expenses to complete these upgrades, it does not believe the implementation of the Year 2000 programs discussed above will have a material adverse impact on the Company's financial condition or results of operations. The Company believes that it has sufficient funds to satisfy costs incurred to date and future Year 2000 compliance costs.

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

     History of Operating Losses; Uncertainty of Future Operating Results. We incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and 1998 and the first quarter of 1999. As of March 31, 1999, we had an accumulated deficit of $37.7 million. Given our operating history, we cannot predict our future operating results with any certainty. You should not consider our recent revenue growth as indicative of future revenue growth or operating results. We cannot assure you that our business strategies will be successful, nor can we assure you that we will achieve or sustain profitability on a quarterly or annual basis.

     Fluctuations in Quarterly Performance. Our quarterly operating results have varied significantly in the past and may continue to do so depending on several factors, many of which are beyond our control. These factors include, among others:

     . our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
     .    demand for our products;
     .    the lengthy sales cycle for full implementation of our products;
     .    the size, timing and contractual terms of significant orders;
     . the timing and significance of product enhancements and new product announcements by us or our competitors;
     .    changes in our business strategies;
     .    the budgeting cycles of our potential customers;
     .    customer order deferrals in anticipation of enhancements or new products;
     .    changes in the mix of products and services we sell;
     . changes in the amount of our revenue attributable to domestic and international sales;
     .    changes in foreign currency exchange rates;
     .    product and price competition;
     .    cancellations or non-renewals of licenses or maintenance agreements;
     .    investments to develop marketing and distribution channels; and
     .    changes in the level of our operating expenses.

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

     Ability to Integrate Acquisitions. We completed the acquisitions of substantially all of the assets of Marketing Information Systems, Inc. ("MIS") and Telemar Software International, LLC ("TSI") on March 30, 1998 for an aggregate purchase price of $8.7 million. Each has product lines that focused on the IBM AS/400 market, a platform to which IMA's flagship product EDGE has only recently been introduced. Failure to successfully integrate the acquired product lines, and the employees, distributors, and customers of the acquired businesses could have a material adverse effect on our business, operating results and financial condition.

     Product Concentration. Although we now receive some revenues from MIS and TSI products, licensing of EDGE and the provision of professional consulting, technical support and maintenance services relating to EDGE, account for substantially all of our revenues. We do not expect this to change in the foreseeable future. Accordingly, factors adversely affecting the pricing of, or demand for EDGE products and services, such as competition or technological changes, could have a material adverse effect on our business, operating results and financial condition. Our future financial performance will depend, in significant part, on the continued market acceptance of our EDGE products including its new and enhanced versions. We cannot assure you that we will continue to successfully develop and market EDGE.

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

    We recognize licensing fees upon delivery of the product only if:

    .     we have no significant post-delivery obligations;
    . our customer has no acceptance conditions; and we believe that we can collect the resulting receivable.

If any of the above conditions do not exist, we defer the revenue until all of the conditions are satisfied.

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

  Emerging Markets for Call Center Customer Interaction Software; Dependence on Increased Use of Products by Existing Customers. The market for call center customer interaction software is relatively new. It is characterized by:

 . ongoing technological developments;
 . frequent new product announcements and introductions;
 . evolving industry standards; and
 . changing customer requirements.

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

  We also cannot assure you that we will be successful in the development and implementation of any of our new software products, specifically our buyingedge.com product for purchasing goods and services over the Internet. Our strategy regarding the buyingedge.com system will rely on several sources of revenue. We can not assure you that the buyingedge.com product will achieve any degree of market acceptance among consumers or manufacturers and service providers. Internet purchasing is a rapidly evolving area of commerce with rapid technological changes and the frequent introduction of new products and services. These technological changes and increased competition in the Internet commerce area could render the buyingedge.com product obsolete and rapidly diminish the Company's ability to establish a position in existing or future markets. We can not assure you that competitors will not develop products comparable or superior to ours or adapt more quickly than we do to new technologies, evolving industry trends or the changing needs of consumers. Though the Company intends to make substantial investments from time to time in the development and testing of buyingedge.com, we cannot assure you that we will have sufficient resources to make the necessary investments. We may experience difficulties that could delay or prevent the successful development, introduction, and sale of the buyingedge.com product. We can not assure you that buyingedge.com will adequately meet the requirements of the marketplace and achieve any degree of market acceptance. buyingedge.com product delays, the failure to achieve market acceptance could materially and adversely affect our business, operating results or financial condition.

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

  Risk of Product Defects. Software products, particularly new versions, frequently contain errors, especially when first introduced. We conduct extensive product testing during product development. Nevertheless, we have at times delayed commercial release of software until we corrected problems. In some cases, we have provided enhancements to correct errors in released software. We could, in the future, lose revenues as a result of software errors or defects. Despite testing by us and by current and potential customers, future software or releases after commencement of commercial shipments may include errors, resulting in

  . loss or delay of revenue;
  . delay in market acceptance;
  . diversion of development resources;
  . damage to our reputation; or
  . increased service and warranty costs.

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

ITEM 3.    QUANTITATIVE AND QUALITAIVE DISCLOSURES ABOUT MARKET RISK

  There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.

PART II.   OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

(a) On August 20, 1998, the Company filed a two count complaint against APAC Teleservices, Inc. ("APAC") in the United States District Court for the Northern District of Illinois asserting claims for breach of contract and unjust enrichment for APAC's failure to pay $255,772 to the Company for professional services rendered to APAC (Information Management Associates, Inc. v. APAC Teleservices, Inc., 98C 5162) (the "Complaint" or the "Federal Action"). On August 21, 1998, the Company filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, asserting that APAC breached its written agreement with the Company by failing to make payment of $575,983 for software license and maintenance fees (Information Management Associates, Inc.
v. APAC Teleservices, Inc., No. 51 117 0036498) (the "Demand" or the "Arbitration"). On October 8, 1998, APAC filed its answer to the Complaint, denying that it owed the monies claimed by the Company. In connection with the Demand, APAC also filed a counterclaim seeking an unspecified amount of damages based on allegations that the Company's software and maintenance services were deficient (hereinafter referred to as the "Counterclaim"). On October 30, 1998, the Company responded to the Counterclaim, denying the material allegations, further denying that APAC had suffered damages, and raising several affirmative defenses. On November 10, 1998, APAC was granted leave to file a counterclaim in the Federal Action. On December 9, 1998, APAC filed a counterclaim in the Federal Action seeking in excess of $400,000 based upon its allegation that the services performed by the Company were deficient (the "Federal Counterclaim"). The parties have consolidated the Arbitration and the Federal Action and both matters are scheduled to be arbitrated in May, 1999. The Company believes that it will prevail in its claims set forth in the Complaint and the Demand. The Company believes that APAC's Counterclaim and the Federal Counterclaim are without merit and intends to vigorously oppose both the Counterclaim and the Federal Counterclaim. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty. In the event that the Counterclaim and/or the Federal Counterclaim is ultimately decided in favor of APAC, damages and associated cost could have a material adverse effect on results of the Company's operations.

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

Item 2:        Changes in Securities and Use of Proceeds.

               a.   Not Applicable.

               b.   Not Applicable.

               c.        Use of Proceeds

                  (1) On July 30, 1997, the Company's Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-22923, with respect to its initial public offering of common stock was declared effective by the Securities and Exchange Commission. The use of proceeds from the offering was described in the Company's Form 10-Q for the quarter ended September 30, 1998 and the Company's Form 10-K for the year ended December 31, 1998. Except as noted below, no information has changed with respect to the use of proceeds from the information set forth in the Company's Form 10-K.

                  (2) The Company used the net offering proceeds through March 31, 1999 as follows:

                  (a) approximately $7.4 million for repayment of indebtedness;

                  (b)    approximately $14.1 million for working capital;

                  (c) approximately $2.2 million for one time settlement charges;

                  (d) approximately $3.3 million for the acquisition of equipment; and

                  (e) approximately $1.6 million for the acquisition of assets of MIS and TSI.

                  (f)    approximately $1.7 million for minority investment

                  Each of these amounts is a reasonable estimate of the amount of the net offering proceeds set forth above so applied. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus included in the Registration Statement.

          Item 6:             Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         27.1 Financial Data Schedule.

                    (b)  Reports on Form 8-K

                              Not Applicable.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999  /s/ Albert R. Subbloie, Jr.    President, Chief Executive
                      ---------------------------
                      Albert R. Subbloie, Jr.        Officer and Director
                                                     (Principal Executive
                                                     Officer)

Dated:  May 14, 1999  /s/ Gary R. Martino            Chairman of the Board of
                      ----------------------------
                      Gary R. Martino                Directors, Chief Financial
                                                     Officer, Treasurer and
                                                     and Director (Principal
                                                     Financial and
                                                     Accounting Officer)