Form 10-K/A
period 1998-12-31
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1999-07-12
CIK 871696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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


ITEM 6.  SELECTED FINANCIAL DATA
                                          Year Ended December 31
                                  1994      1995      1996      1997      1998
                                  (in thousands, except per share data)
Consolidated Statements of
Operations:
Revenues:
     License fees                 7,393    10,825    13,022    19,295    24,903
     Total Services
         and maintenance         10,959    12,984    13,255    17,377    24,190
                                -------   -------   -------   -------  --------
            Total revenues       18,352    23,809    26,277    36,672    49,093

   Cost of revenues:
     License fees                   462       700       709       304       356
     Services and
     maintenance                  6,268     8,225     7,191     9,428    17,420
                                -------   -------   -------   -------  --------
         Total cost of            6,730     8,925     7,900     9,732    17,776
                                -------   -------   -------   -------  --------
            revenues
   Gross profit                  11,622    14,884    18,377    26,940    31,317

   Operating expenses:
     Sales and marketing          5,857     6,844     8,055    12,580    21,419
     Product development          6,106     6,802     6,382     6,190     9,266
     General and
       administrative             2,095     2,896     3,569     4,147     5,338
     Provision for doubtful
       accounts                    608        928       319       637     6,782
     Acquired product
       development costs              -         -         -         -     6,988
     One time settlement
       charges                        -         -         -         -     2,163
     Total operating
       expenses                  14,656    17,470    18,315    23,554    51,956
   Operating income (loss)       (3,034)   (2,586)       62     3,386   (20,639)
   Other income (expense)          (917)   (1,100)   (1,079)       18       810
                                -------   -------   -------   -------  --------
   Income (loss) before
     provision for income taxes  (3,951)   (3,686)   (1,017)    3,404   (19,829)
   Provision for income taxes       132       100        30       231       470
                                -------   -------   -------   -------  --------
   Net income (loss)
     per share                  $(4,083)  $(3,786)  $(1,047)  $ 3,173  $(20,299)
                                =======   =======   =======   =======  ========

       Basic                    $ (1.14)  $ (1.18)  $  (.44)  $   .43  $  (2.12)
                                =======   =======   =======   =======  ========
       Diluted                  $ (1.14)  $ (1.18)  $  (.44)  $   .38  $  (2.12)
                                =======   =======   =======   =======  ========


                                                December 31
                                   1994      1995      1996       1997     1998
                                               (in thousands)
Consolidated Balance Sheet
  Data:
   Cash and cash equivalents    $   446   $ 1,543   $ 3,073   $  4,816  $ 8,558
   Working capital
     (deficit)                   (3,619)   (1,233)    1,210     34,213   14,295
   Total assets                  12,150    12,519    17,281     43,922   37,238
   Short-term debt                5,499     3,871     5,444        232       73
   Long-term debt                 1,423     3,042     2,803        136       58
   Senior redeemable
     convertible preferred
     stock                            -     4,751     9,431          -        -
   Redeemable common stock
     warrants                     1,517     2,480     2,865          -        -
   Total shareholders'
     equity (deficit)            (4,200)   (9,295)  (10,906)    37,030   20,922

Results of Operations

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statement of operations data for the years ended December 31, 1996, 1997 and 1998.

                                                      Year Ended December 31
                                                    1996       1997       1998

Consolidated Statement of Operations Data:
  Revenues:
    License fees:                                   49.6%       52.6%     50.7%
    Services and maintenance:                       50.4        47.4      49.3
                                                   -----       -----     -----
                Total revenues                     100.0       100.0     100.0
                                                   -----       -----     -----
  Cost of revenues:
    License fees                                     2.7         0.8       0.7
    Services and maintenance                        27.4        25.7      35.5
                                                   -----       -----     -----
                Total cost of revenues              30.1        26.5      36.2
                                                   -----       -----     -----
  Gross profit                                      69.9        73.5      63.8
                                                   -----       -----     -----

  Operating expenses:
    Sales and marketing                             30.7        34.3      43.6
    Product development                             24.3        16.9      18.9
    General and administrative                      13.6        11.3      10.9
    Provision for doubtful accounts                  1.2         1.7      13.8
    Acquired product development costs                 -           -      14.2
    One time settlement charges                        -           -       4.4
                                                   -----       -----     -----
                Total operating expenses            69.8        64.2     105.8
                                                   -----       -----     -----
  Operating income (loss)                            0.1         9.3     (42.0)
  Other income (expense)                            (4.1)          -       1.6
                                                   -----       -----     -----
  Income (loss) before provision for income taxes   (4.0)        9.3     (40.4)
  Provision for income taxes                           -         0.6       1.0
  Net income (loss)                                 (4.0)%       8.7%    (41.4)%
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

   General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration and unallocated corporate expenses such as fee for legal and auditing services. General and administrative increased 22.2% from $4 million, or 11.3% of revenues, in the year ended December 31, 1997 to $5.3 million, or 10.9% of revenues, in the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits related to additional staff and support to the Company's growth, external legal and accounting costs and bank charges.

   Provision for doubtful accounts. The provision for doubtful accounts increased from $637,000 for the year ended December 31, 1997 to $6.8 million for the year ended December 31, 1998. The increase resulted from a review of the collectibility of accounts receivable which took into account continued financial weakness among teleservices outsourcing customers, the Company's rapid growth in revenues and corresponding growth in accounts receivable and certain economic uncertainties in markets in which the Company operates, including South America and Asia Pacific. Approximately 80% of the accounts receivable reserve increase in 1998 was attributable to teleservices outsourcing customers. In order to minimize future doubtful accounts reserve increases, the Company has implemented stricter credit requirements for customers in the teleservices outsourcing industry.

   The 1998 increase in reserves for doubtful accounts was primarily attributable to reserves of $1.8 million and $3.5 million taken in the third and fourth quarters of 1998, respectively. The fourth quarter reserves resulted primarily from the following: (i) in February of 1999, the Company learned that a teleservices outsourcing customer with a receivable balance of $1.3 million at September 30, 1998 had become insolvent and therefore the Company reserved 100% of this receivable in the fourth quarter: (ii) two other teleservices outsourcing customers with an aggregate receivable balance of $1.7 million at September 30, 1998 responded negatively to collection efforts in the fourth quarter and raised defenses or counterclaims that caused the Company to increase reserves for such accounts by an aggregate of $1,008,000 based on the Company's reevaluation of the likelihood and cost of collection of such accounts in light of such responses; and (iii) the Company decided to discontinue collection efforts with respect to two other significant receivables based upon circumstances specific to those accounts and increased reserves for such accounts by an aggregate of $452,000.

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

General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, unallocated corporate expenses such as fees for legal and auditing services. The Company's general and administrative expenses increased 16.5% from $3.6 million, or 13.6% of total revenues in 1996 to $4.2 million, or 11.3% of total revenues in 1997. This increase was generally attributable to increases in general and administrative costs associated with higher business volume, including the hiring of administrative personnel, the leasing of additional office space, higher legal and accounting expenses.

The provision for doubtful accounts increased from $319,000 for the year ended December 31, 1996 to $637,000 for the year ended December 31, 1997. The increase is based on management's review of several factors, such as increased revenues and review and assessment of accounts receivable.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign currency risk. The Company's exposure to foreign currency risks is relatively low because of the way the Company conducts its international business and this risk is not deemed to be material. The primary reason for the low level of exposure to foreign currency fluctuations is that the Company generally requires payment from its international customers outside the United Kingdom, Europe and Australia in U.S. dollars. In the United Kingdom and Europe, the Company generally requires payment from its international customers in pounds sterling. The Company's financial instruments that are exposed to foreign currency risks are primarily accounts receivable and accounts payable of the United Kingdom subsidiary. The carrying amounts of these financial instruments approximate fair value. In addition, the Company has no debt denominated in any foreign currency. For the year ended December 31, 1998, the Company derived 36% of its revenues from international operations. Further, approximately 24% of the Company's expenses are payable in other currencies, primarily pounds sterling. Accordingly, the impact of increases or decreases in foreign currency exchange rates on the Company's revenues will be offset by the corresponding impact on the Company's expenses.

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

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                   (in thousands, except per share amounts)

                                                   1996      1997      1998
                                                 --------  --------  ---------
Revenues:
  License fees                                    $13,022   $19,295  $ 24,903
  Services and maintenance                         13,255    17,377    24,190
                                                  -------   -------  --------
             Total revenues                        26,277    36,672    49,093
                                                  -------   -------  --------
Cost of revenues:
  Cost of license fees                                709       304       356
  Cost of services and maintenance                  7,191     9,428    17,420
                                                  -------   -------  --------
             Total cost of revenues                 7,900     9,732    17,776
                                                  -------   -------  --------

Gross profit                                       18,377    26,940    31,317
                                                  -------   -------  --------
Operating expenses:
  Sales and marketing                               8,055    12,580    21,419
  Product development                               6,382     6,190     9,266
  General and administrative                        3,559     4,147     5,338
  Provision for doubtful accounts                     319       637     6,782
  Acquired product development costs                    -         -     6,988
  One time settlement charges                           -         -     2,163
                                                  -------   -------  --------
             Total operating expenses              18,315    23,554    51,956
                                                  -------   -------  --------

Operating income (loss)                                62     3,386   (20,639)
                                                  -------   -------  --------
Other income (expense):
  Interest expense                                 (1,219)     (723)      (35)
  Interest income                                      48       641       839
  Other                                                92       100         6
                                                  -------   -------  --------
             Total other income (expense)          (1,079)       18       810
                                                  -------   -------  --------
Income (loss) before provision for
  income taxes                                     (1,017)    3,404   (19,829)
Provision for income taxes                             30       231       470
                                                  -------   -------  --------
Net income (loss)                                  (1,047)    3,173   (20,299)

Accretion of preferred stock dividends               (452)     (452)        -
Increase in fair market value of
  redeemable common stock warrants                   (385)        -         -
                                                  -------   -------  --------
Net income (loss) available to common
  shareholders'                                   $(1,884)  $ 2,721  $(20,299)
                                                  =======   =======  ========
Net income (loss) per share:
  Basic                                             $(.44)     $.43  $  (2.12)
                                                  =======   =======  ========

  Diluted                                           $(.44)     $.38  $  (2.12)
                                                  =======   =======  ========
Weighted average shares used in computing net
  income (loss) per share:
    Basic                                           4,258     6,371     9,588
                                                  =======   =======  ========
    Diluted                                         4,258     7,714     9,588
                                                  =======   =======  ========

                  The accompanying notes are an integral part of these consolidated financial statements.

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                (in thousands)

                                                       1996        1997        1998
                                                       ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ (1,047) $   3,173    $(20,299)
 Adjustments to reconcile net income (loss)
   to net cash used in operations:
 Depreciation and amortization                         1,155       1,404       1,784
 Provision for doubtful accounts                         319         637       6,782
 Charge for acquired product development costs             -           -       6,988
 Gain on sale of product line                            (92)          -           -
 Amortization of restricted stock awards                  10          10           -
 Changes in operating assets and liabilities:
   Accounts receivable                                (3,320)     (4,979)     (7,757)
   Other current assets                                  143      (1,188)        564
   Notes receivable from officers and employees         (378)        548           -
   Other assets, net                                    (502)       (492)        956
   Accounts payable                                     (480)       (570)      5,247
   Accrued compensation                                  109         431         428
   Other accrued liabilities                             973        (905)     (2,592)
   Deferred revenues                                    (128)        (19)        407
   Other long-term liabilities                           (52)        (57)        (31)
                                                     -------   ---------    --------
    Net Cash Used in Operations                       (3,290)     (2,007)     (7,523)
                                                     -------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of equipment                             (1,001)     (1,419)     (2,323)
 Cash paid in connection with acquisition                  -           -      (1,632)
   and related deal costs
 Minority equity investment                                -           -      (1,715)
 Proceeds from short-term investing maturities             -     352,106      83,784
 Purchases of short-term investments                       -    (371,515)    (67,420)
                                                     -------   ---------    --------
    Net Cash Provided by (Used in)
     Investing Activities                             (1,001)    (20,828)     10,694
                                                     -------   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of
   issuance costs $4,049                                 231      32,350           -
 Proceeds from exercise of stock options                   -         151         665
 Proceeds from employee stock purchase plan                -          48         105
 Net proceeds from sale of preferred stock             4,228           -           -
 Repayment of bank term loan                               -      (2,500)          -
 Net proceeds from (repayment of) bank line
   of credit                                           1,860      (4,860)          -
 Repayment of obligations under capital leases          (539)       (269)       (237)
 Proceeds from sale leaseback                            509           -           -
 Repayment of subordinated note payable to
   shareholder                                          (500)       (250)          -
                                                     -------   ---------    --------
    Net Cash Provided by Financing Activities          5,789      24,670         533
                                                     -------   ---------    --------
Effect of exchange rate changes                           32         (92)         38
                                                     -------   ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS              1,530       1,743       3,742

CASH AND CASH EQUIVALENTS, beginning of period         1,543       3,073       4,816
                                                     -------   ---------    --------
CASH AND CASH EQUIVALENTS, end of period             $ 3,073   $   4,816    $  8,558
                                                     =======   =========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest            $   877   $     671     $    24
 Cash paid during the period for income taxes             16          90         134

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Accretion of Series A preferred stock in
   lieu of dividends                                     394         244           -
 Accretion of Series B preferred stock in
   lieu of dividends                                      58         208           -
 Increase in fair market value of redeemable
   common stock warrants                                 385           -           -
 Issuance of common stock in connection with               -           -       3,383
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

Dated: July 7, 1999              /s/ Albert R. Subbloie, Jr.           President, Chief Executive
                                ------------------------------         Officer and Director
                                Albert R. Subbloie, Jr.                (Principal Executive Officer)


Dated: July 7, 1999             /s/ Gary R. Martino                    Chairman of the
                                ---------------------------            Board of Directors,
                                Gary R. Martino                        Chief Financial Officer, Treasurer
                                                                       and Director (Principal Financial
                                                                       Accounting Officer)

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


     SIGNATURE                             TITLE                  DATE

     /s/  Albert R. Subbloie, Jr.          President, Chief       July 7, 1999
     ------------------------------        Executive Officer
     ALBERT R. SUBBLOIE, JR.               and Director
                                           (Principal
                                           Executive Officer)


     /s/  Gary R. Martino                  Chairman of the
     ------------------------------        Board of Directors,
     GARY R. MARTINO                       Chief Financial
                                           Officer, Treasurer
                                           and Director
                                           (Principal Financial
                                           and Accounting
                                           Officer


     /s/ Paul J. Schmidt                   Director
     ------------------------------
     PAUL J. SCHMIDT


     /s/ Thomas F. Hill                    Director
     ------------------------------
     THOMAS F. HILL


     /s/ Donald P. Miller                  Director
     ------------------------------
     DONALD P. MILLER


     /s/ David J. Callard                  Director
     -------------------------------
     DAVID J. CALLARD