Form 10-Q
period 1999-06-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1999-08-16
CIK 871696

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                      OR

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

                                           X   YES        NO
                                          ---        ___

The number of shares of the Registrant's Common Stock, no par value, outstanding on June 30, 1999 was 9,698,106.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION........................................    1

Item 1:  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998......................................    1

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1999 and 1998 .........    2

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998....................    3

              Notes to Condensed Consolidated Financial Statements.......    4

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................    7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk......   26

PART II.          OTHER INFORMATION......................................   27

Item 2:  Changes in Securities and Use of Proceeds.......................   28

Item 4:  Submission of Matters to a Vote of Security Holders the Annual
                  Meeting of Stockholders of the Company was Held on
                  May 25, 1999 ..........................................   28

Item 5:  Other Information ..............................................   28

Item 6:  Exhibits and Reports on Form 8-k................................   29

SIGNATURES...............................................................   29

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                  June 30,    December 31,
                                                                    1999          1998
                                                                    ----          ----
                                                                 (unaudited)
ASSETS
Current assets:
   Cash and short term investments........................       $    2,014   $   11,649
   Accounts receivable, net...............................           20,383       16,487
   Other current assets...................................            1,860        1,985
                                                                 ----------   ----------

      Total current assets................................           24,257       30,121

Equipment, net............................................            4,549        3,134
Other assets, net  .......................................            3,778        3,983
                                                                 ----------   ----------
                                                                 $   32,584   $   37,238
                                                                 ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations........              344           73
   Accounts payable and accrued liabilities...............           10,877       11,412
   Deferred revenues......................................            5,008        4,341
                                                                 ----------   ----------
      Total current liabilities...........................           16,229       15,826
                                                                 ----------   ----------
Other long-term liabilities...............................              884          490
                                                                 ----------   ----------
Shareholders' equity:
Common stock, no par value; 9,698,106 and 9,697,088
 shares outstanding at June 30, 1999 and December
 31, 1998.................................................           55,255       54,691
Shares to be issued in connection with acquisition........                -          564
Cumulative translation adjustment.........................             (320)         (63)
Accumulated deficit.......................................          (39,464)     (34,270)
                                                                 ----------   ----------
      Total shareholders' equity..........................           15,471       20,922
                                                                 ----------   ----------
                                                                 $   32,584   $   37,238
                                                                 ==========   ==========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                   1999      1998       1999      1998
Revenues:
  License Fees...........................       $  6,640   $ 7,408    $11,671   $12,723
  Service and maintenance................          6,463     5,739     13,732    10,517
                                                --------   -------    -------   -------
    Total revenues.......................         13,103    13,147     25,403    23,240
                                                --------   -------    -------   -------

Cost of revenues:
  Cost of license fees...................             62        90        226       211
  Cost of services and maintenance.......          4,210     3,791      9,087     6,379
                                                --------   -------    -------   -------
    Total cost of revenues...............          4,272     3,881      9,313     6,590
                                                --------   -------    -------   -------
Gross profit.............................          8,831     9,266     16,090    16,650
                                                --------   -------    -------   -------

Operating expenses:
  Sales and marketing....................          5,440     4,757     11,373     8,672
  Product development....................          2,970     2,006      5,938     3,712
  General and administrative.............          1,696     1,322      3,048     2,421
  Provision for doubtful accounts .......            476       762        811       962
  Acquired product development costs.....              -         -          -     7,658
                                                --------   -------    -------   -------
    Total operating expenses                      10,582     8,847     21,170    23,425
                                                --------   -------    -------   -------
Operating income (loss)..................         (1,751)      419     (5,080)   (6,775)
Other income ............................              3       270         66       537
                                                --------   -------    -------   -------
Income (loss) before provision for
  income taxes...........................         (1,748)      689     (5,014)   (6,238)
Provision for income taxes...............             65        60        180       154
                                                --------   -------    -------   -------
Net income (loss)........................         (1,813)      629     (5,194)   (6,392)
                                                --------   -------    -------   -------
Income (loss) applicable to common
shareholders.............................       $ (1,813)  $   629    $(5,194)  $(6,392)
                                                ========   =======    =======   =======
Basic net income (loss) per share........           (.19)      .07       (.54)     (.67)
                                                ========   =======    =======   =======
Shares used in computing basic net
income (loss) per share..................          9,698     9,670      9,698     9,497
                                                ========   =======    =======   =======
Diluted net income (loss) per share......           (.19)      .06       (.54)     (.67)
                                                ========   =======    =======   =======
Shares used in computing diluted
earnings per share.......................          9,698    10,063      9,698     9,497
                                                ========   =======    =======   =======

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
                                                                 1999     1998
                                                               -------  -------
Cash Flows from Operating Activities:
  Net loss ................................................... $(5,194) $(6,392)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization........................   1,183      614
         Provision for doubtful accounts .....................     811      962
         Charge for acquired product development costs........       -    7,658
  Changes in operating assets and liabilities, exclusive
      of effects of acquisitions:
         Accounts receivable .................................  (4,707)  (4,195)
         Other current assets.................................     125     (706)
         Other assets, net....................................    (120)    (315)
         Accounts payable and accrued liabilities.............    (535)     156
         Deferred revenues....................................     667      (74)
         Other long-term liabilities..........................    (130)     (68)
                                                               -------  -------
                  Net cash used in operations.................  (7,900)  (2,360)
                                                               -------  -------

Cash Flows from Investing Activities:
  Acquisition of equipment....................................  (1,297)    (893)
  Cash paid in connection with acquisitions
     and related deal costs ..................................       -   (2,884)
                                                               -------  -------
         Net cash used in investing activities................  (1,297)  (3,777)
                                                               -------  -------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options.....................       -      655
  Repayment of capital lease obligations......................    (181)     (56)
                                                               -------  -------
         Net cash provided by (used in) financing activities..    (181)     599
                                                               -------  -------

Effect of exchange rate changes...............................    (257)       3
                                                               -------  -------
Net Decrease in Cash and Cash Equivalents.....................  (9,635)  (5,535)
                                                               -------  -------
Cash and Cash Equivalents, beginning of period................  11,649   24,271
                                                               -------  -------
Cash and Cash Equivalents, end of period...................... $ 2,014  $18,736
                                                               =======  =======

Supplemental Disclosure of Non-cash Activities:

Issuance of common stock in connection with acquisitions......       -    3,383
Equipment acquired pursuant to capital lease obligations .....     973        -

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.        Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc.("IMA") and its wholly-owned subsidiaries (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

     The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

     In May 1999 IMA formed buyingedge.com as a vehicle to roll out its new internet marketing technology. IMA transferred certain technology and other assets to buyingedge.com in exchange for 7,990,000 shares of its common stock which, at the time of exchange, represented 94% of the outstanding common stock of buyingedge.com.

     The articles of incorporation for buyingedge.com provide for the issuance of 20,000,000 shares of common stock and 5,500,000 shares of Series A Preferred Stock (see Note 7). In connection with the transfer of technology noted above, as well as the contribution of certain other technology from a third party, buyingedge.com issued 8,500,000 shares of common stock. In addition, buyingedge.com has reserved 4,816,183 shares of its common stock for issuance under its 1999 Stock Option Plan, of which 1,555,000 options were issued prior to June 30,1999 at an exercise price of $.50 per share.


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

     The Acquisitions were accounted for under the purchase method of accounting and the aggregate purchase price was originally allocated to the acquired assets and assumed liabilities based on their estimated value. Of the original $9.4 million aggregate purchase price, $7.7 million was allocated to acquired product development costs and charged to operations at the date of acquisition, $700,000 was allocated to purchased software to be amortized over three years and $1.0 million was allocated to goodwill to be amortized over seven years. The Company subsequently adjusted its initial valuation of acquired product development costs and reduced the amount allocated by approximately $700,000 to reflect certain adjustments in the valuation methodology resulting from a reallocation of a portion of future cash flows from the acquired product development to the purchased software. The adjustment to increase the value of the purchased software and to decrease the value of acquired product development costs were recorded by the Company during its fiscal quarter ended December 31, 1998. As a result of the purchase price and allocation adjustments noted above, of the final adjusted aggregate purchase price of approximately $8.7 million, $7.0 million, was allocated to acquired product development costs and charged to operations, $1.4 million was allocated to purchased software and $300,000 was allocated to goodwill. Of the $7.0 million allocated to acquired product development costs, approximately $5.2 million related to MIS technologies and approximately $1.8 million related to TSI technologies.

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

                                              Quarter Ended       Six Months Ended
                                                 June 30,             June 30,
                                             -----------------    -----------------
                                               1999      1998       1999      1998
                                             -------  --------    --------  -------
Basic/Diluted income (loss) per share:

Net income (loss) applicable to
common shareholders......................    (1,813)      629     (5,194)   (6,392)
                                             ======    ======     ======    ======
Basic net income (loss) per share........      (.19)      .07       (.54)     (.67)
                                             ======    ======     ======    ======
Weighted average shares outstanding......     9,698     9,670      9,698     9,497
                                             ======    ======     ======    ======
Diluted net income (loss) per share......      (.19)      .06       (.54)     (.67)
                                             ======    ======     ======    ======
Weighted average shares outstanding......     9,698    10,063      9,698     9,497
                                             ======    ======     ======    ======

4.        Revenue Recognition

     As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the six months ended June 30, 1999 and 1998.

5.        Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the six months ended June 30, 1999, there was a cumulative translation adjustment loss of $257,000, compared to a cumulative translation adjustment gain of $3,000 during the six months ended June 30, 1998. Accordingly, the comprehensive loss for the six months ended June 30, 1999 and 1998 is $5.5 million and $6.4 million, respectively.

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

     The Company operates three reportable segments: enterprise call center software solutions, professional services and buyingedge.com (See Note 7). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately, based on the fundamental differences in their operations. The enterprise call center software solution provides software licenses of the Company's software products. The professional services provides the professional consulting services, implementation, training and maintenance related to the Company's enterprise call center software solutions. The buyingedge.com segment provides a centrally hosted electronic marketplace where buyers will be able to reach a wide range of sellers (vendors) in may different product segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information

Technology, Finance and Human Resources, and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount or relative usage. Income tax provision (benefit) is allocated to the reportable segments in deriving segment profit
(loss) based on each segment's pro rata income or loss before income tax provision (benefit). The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

     For The Quarter Ended June 30, 1999
     -----------------------------------
     (in thousands)
                                     Enterprise Call  Professional buying-
                                     Center Software  Services     edge.com     Consolidated
                                     ---------------  ------------ -----------  ------------
     Revenues                                  6,640         6,463           -        13,103
     Cost of Sales                                62         4,210           -         4,272
     Product Development                       2,460             -         510         2,970
     Depreciation & Amortization                 344           288          36           668
     Other Income(Expense), net                    2             1           -             3
                                             -------       -------     -------       -------
     Segment Loss                               (345)         (511)       (957)       (1,813)
                                             =======       =======     =======       =======
     For The Quarter Ended June 30, 1998
     --------------------------------------
     (in thousands)
                                    Enterprise Call  Professional  buying-
                                    Center Software  Services      edge.com     Consolidated
                                    ---------------  ------------  ------------ ------------
     Revenues                                 7,408         5,739            -        13,147
     Cost of Sales                               90         3,791            -         3,881
     Product Development                      2,006             -            -         2,006
     Depreciation & Amortization                194           140            -           334
     Other Income(Expense), net                 157           113            -           270
                                             ------       -------      -------       -------
     Segment Income (Loss)                    1,562          (933)           -           629
                                             ======       =======      =======       =======
     For The Six Months Ended June 30, 1999
     --------------------------------------
     (in thousands)
                                     Enterprise Call  Professional buying-
                                     Center Software  Services     edge.com     Consolidated
                                     ---------------  ------------ ------------ ------------
     Revenues                                 11,671        13,732           -        25,403
     Cost of Sales                               226         9,087           -         9,313
     Product Development                       5,123             -         815         5,938
     Depreciation & Amortization                 634           513          36         1,183
     Other Income(Expense), net                   37            29           -            66
                                             -------       -------     -------       -------
     Segment Loss                             (2,377)       (1,512)     (1,305)      (5,194)
                                             =======       =======     =======      =======
     For The Six Months Ended June 30, 1998
     --------------------------------------
     (in thousands)
                                    Enterprise Call  Professional  buying-
                                    Center Software  Services      edge.com     Consolidated
                                    ---------------  ------------  ------------ ------------
     Revenues                                12,723        10,517            -        23,240
     Cost of Sales                              211         6,379            -         6,590
     Product Development                      3,712             -            -         3,712
     Depreciation & Amortization                351           263            -           614
     Other Income(Expense), net                 306           231            -           537
     Acquired Product development costs       7,658             -            -         7,658
                                            -------       -------      -------       -------
     Segment Loss                            (5,420)         (972)           -        (6,392)
                                            =======       =======      =======       =======

7. Subsequent Events

     On August 12, 1999, buyingedge.com (see Note 1) issued 5,319,149 shares of Series A Preferred Stock (Series A) for $1.88 per share for aggregate gross proceeds of $10,000,000. The $10,000,000 is to be used solely to fund the activities of buyingedge.com.

     In connection with the issuance of the Series A, IMA issued to the holders of the Series A a warrant to purchase 621,056 shares of IMA common stock at $4.00 per share through August 12, 2002. In addition, IMA issued to the holders of the Series A an option to purchase 1,612,903 shares of IMA common stock at a per share purchase price of $6.20 through August 12, 2002, provided that the holders of the Series A simultaneously redeem the Series A to buyingedge.com.

The rights and privileges of the Series A are as follows:

     Dividends. The Series A will accrue dividends at a rate of 9% per annum compounded on an annual basis. The cumulative dividends shall be paid upon a liquidation event, as defined, or upon redemption.

     Redemption. If the Series A is not converted into common stock, the holder can demand that buyingedge.com redeem such holder's shares in three annual equal installments commencing August 12, 2004. The redemption price shall be at the $1.88 purchase price per share plus all accrued but unpaid dividends.

     Conversion. Holders of the Series A are entitled to convert such shares into common stock of buyingedge.com at a rate of $1.88 per share, with such conversion rate subject to adjustment, as defined. Each share of Series A shall automatically convert upon an initial public offering with gross proceeds of not less than $20 million and a per share offering price of not less than $7.52.

     Liquidation. In the case of a liquidation, dissolution or winding up of buyingedge.com, the holders of the Series A shall be entitled to receive a liquidation value of $1.88 per share plus all accrued but unpaid dividends. Certain transactions resulting in a change of ownership of 50% or more are treated as a liquidation.

     Voting. Each holder of Series A shall be entitled to the number of votes equal to the number of shares of common stock into which such shares are convertible.

     On August 12, 1999, IMA also issued a $5,000,000 Senior Subordinated Convertible Promissory Note (the Convertible Note) which bears interest at 9% per annum. The Convertible Note is repayable at IMA's option any time during the nine months ended April 30, 2000 at a value equal to the face value of the Note plus any accrued but unpaid interest. If the Note is not redeemed by IMA prior to April 30, 2000, or if IMA is in default under the Note and such default is not cured within 20 business days, it will automatically be converted into the number of shares IMA Series C Preferred Stock (Series C) that would convert into 19.9% of IMA's issued and outstanding common stock on August 12, 1999, and the balance of any outstanding indebtedness under the Note which is not converted thereby shall be converted into a Senior Subordinated Promissory Note due one year from the date of conversion and bearing interest at 12% per annum. In connection with the issuance of the Convertible Note, IMA also issued warrants to acquire 425,000 shares of IMA common stock at an exercise price per share equal to the closing price of IMA's common stock on August 12, 1999. The exercise price of the warrants is subject to adjustment pursuant to certain anti-dilution provisions. The warrants are exercisable through August, 2007.

     In connection with the issuance of the Convertible Note, IMA amended its Certificate of Incorporation to designate 5,000 shares of its preferred stock as Series C Preferred Stock without par value and with a stated value of $1,000 per share. The rights and privileges of the Series C are as follows:

     Redemption. Upon the effective date of a change in control, as defined, the holders of the Series C will convert such shares into shares of IMA common stock at a conversion price calculated as the lower of the average closing price of IMA for the 20 days following the issuance of the Convertible Note, the average closing price of IMA for the 20 days preceding the conversion date or $4.00, all of which conversion rates are subject to adjustment pursuant to certain anti-dilution provisions (the Conversion Price), or will elect to redeem such shares at their carrying value.

     Conversion. Holders of the Series C are entitled to convert such shares into common stock of IMA at a the Conversion Price.

     Liquidation. In the case of a liquidation, dissolution or winding up of IMA, the holders of the Series C shall be entitled to receive a liquidation value of $1,000 per share.

     Voting. Each holder of Series C shall be entitled to the number of votes equal to the number of shares of common stock into which shares are convertible. In addition, certain actions related to future equity offerings or transactions which could involve a significant sale of assets or change in control, as defined, would require a vote of at least 67% of the Series C.

     On August 12, 1999, IMA signed a commitment letter for an $8 million secured revolving credit facility from an institutional lender. The amount available to be drawn under this loan will be capped at $2.0 million until certain performance and financial covenants are met. The initial interest rate will be 3.5% over the cost of 30 day commercial paper. The term of this revolving credit facility is two years. The lender will receive a secured interest in the unencumbered assets of IMA and its' subsidiaries except for the assets of buyingedge.com inc. The closing of the line of credit is subject to certain conditions, including the execution of definitive financing documents.


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

     The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of software maintenance contracts, and from consulting and training services performed for customers who license its products. As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the six months ended June 30, 1998 and 1999.

     The Company has invested in the design and concepts of buyingedge.com (See Notes 1 and 7), which is a centrally hosted electronic marketplace where buyers will be able to reach a wide range of sellers (vendors) in many different product segments. A production web environment was launched in the second quarter of 1999.

     The Company markets its products in the United States through a direct sales organization and certain resellers. The Company markets its products outside the United States in Europe, the Pacific Rim, Canada, Mexico and Latin America through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company maintains offices in the United Kingdom, France, Germany and Australia to support its international sales and service activities. For the six months ended June 30, 1999, United States and international revenues were approximately 64.1% and 35.9% of total revenues, respectively.

     Expenses as a percentage of revenues were affected by lower than expected revenue recognition in the first six months of 1999. The Company is reviewing all aspects of its business to find additional revenue growth opportunities and operating expense reductions.

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



                             RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months and six months ended June 30, 1999 and 1998.

                                               Three Months Ended    Six Months Ended
                                                   June 30,              June 30,
                                            ----------   ----------  ----------  -----------
                                                1999         1998       1999       1998
                                            ----------   ----------  ----------  -----------
                                            (unaudited)  (unaudited) (unaudited) (unaudited)
                                            ----------   ----------  ----------  -----------
Revenues:
  License fees.........................        50.7 %       56.3 %      45.9 %     54.7 %
  Services and maintenance.............        49.3 %       43.7 %      54.1 %     45.3 %
                                              ------       ------      ------     ------
    Total revenues.....................       100.0 %      100.0 %     100.0 %    100.0 %
                                              ------       ------      ------     ------
Cost of revenues:
  License fees.........................         0.5 %        0.7 %       0.9 %      0.9 %
  Service and maintenance..............        32.1 %       28.8 %      35.8 %     27.4 %
                                              ------       ------      ------     ------
    Total cost of revenues.............        32.6 %       29.5%       36.7 %     28.3 %
                                              ------       ------      ------     ------
Gross profit...........................        67.4 %       70.5 %      63.3 %     71.7 %
                                              ------       ------      ------     ------
Operating expenses:
  Sales and marketing..................        41.5 %       36.2 %      44.8 %     37.3 %
  Product development..................        22.7 %       15.3 %      23.4 %     16.4 %
  General and administrative...........        12.9 %       10.0 %      12.0 %     10.4 %
  Provision for doubtful accounts .....         3.6 %        5.8 %       3.2 %      4.1 %
  Acquired product development costs...           -            -           -       33.0 %
                                              ------       ------      ------     ------
Total operating expenses...............        80.7 %       67.3 %      83.4 %    101.2 %
                                              ------       ------      ------     ------
Operating income (loss)................       (13.3)%        3.2 %     (20.0)%    (29.2)%
Interest income (expense)..............           -          2.0 %       0.3 %      2.3 %
                                              ------       ------      ------     ------
Income (loss) before provision for
income taxes...........................       (13.3)%        5.2 %     (19.7)%    (26.9)%
Provision for income taxes.............         0.5 %        0.5 %       0.7 %      0.7 %
                                              ------       ------      ------     ------
Net income (loss)......................       (13.8)%        4.7 %     (20.4)%    (27.6)%
                                              ======       ======      ======     ======

The following table sets forth each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------    ----------------
                                           1999        1998      1999      1998
                                          ------      ------    ------    ------
Cost of license fees...................     0.9%       1.2%       1.9%       1.7%
Cost of services and maintenance.......    65.1%      66.1%      66.2%      60.7%

 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues

     License Fees. License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees decreased 10.8% from $7.4 million, or 54.2% of total revenues, in the quarter ended June 30, 1998 to $6.6 million, or 50.7% of revenues, in the quarter ended June 30, 1999. Domestic license revenue decreased 53.6% percent from $4.8 million in the quarter ended June 30, 1998 to $2.2 million in the quarter ended June 30, 1999. The decrease in domestic license revenue was primarily attributable to a decrease in the number of orders from 19 in the quarter ended June 30, 1998 to 14 in the quarter ended June 30, 1999 and a 37% decrease in the average deal size. International license revenue increased approximately $1.8 million or 69% from $2.6 million in the quarter ended June 30, 1998 to $4.4 million in the quarter ended June 30, 1999. The increase in international license revenue is primarily attributable to a 91% increase in the average deal size, from $77,000 in the quarter ended June 30, 1998 to $147,000 in the quarter ended June 30, 1999. License revenue resulting from the MIS and TSI acquisitions decreased 98.6% from $900,000 for the quarter ended June 30, 1998 to $12,500 in the quarter ended June 30, 1999. Substantially all of the license fee revenue for the three months ended June 30, 1999 was from two customers.

     Services and Maintenance. Service and maintenance revenues derive from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues increased by 14% from $5.7 million, or 43.7% of total revenues, in the quarter ended June 30, 1998 to $6.5 million, or 49.3% of total revenues, in the quarter ended June 30, 1999. The increase in services and maintenance revenues was primarily attributable to the company's expanded role at several existing customers.

Cost of Revenues

     Cost of License Fees. Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees decreased 31.1% from $90,000, or 1.2% of the related license revenues, in the quarter ended June 30, 1998 to $62,000, or 0.9% of the related license revenues, in the quarter ended June 30, 1999. The decrease in the cost of license fees was primarily attributable to a decrease in third party software shipments due to product mix.

     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits for company personnel, third party consulting costs and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 11% from $3.8 million, or 66.1% of service and maintenance revenues, in the quarter ended June 30, 1998 to $4.2 million, or 65.1% of service and maintenance revenues, in the quarter ended June 30, 1999. The percentage of cost to revenue decreased due to increased service revenue and management's efforts to increase efficiency of current staff and control costs, such as salary and travel expenditures. The increase in cost of services and maintenance in the quarter ended June 30, 1999 was primarily attributable to a $450,000 increase in third party consulting costs. The Company continues to evaluate the use of third party consultants and although utilization of internal consulting staff is preferred, there are circumstances that justify the use of third party consultants based on expertise in a specific industry, technical knowledge or the availability of internal consulting staff. Third party consulting costs have been reduced from $1.2 million in the quarter ended March 31, 1999 to $450,000 in the quarter ended June 30, 1999. Also, client services staff decreased by 31 people or approximately 20% from March 31, 1999 to June 30, 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 12.5% from $4.8 million, or 36.2% of revenues, in the quarter ended June 30, 1998 to $5.4 million, or 41.5% of revenues, in the quarter ended June 30, 1999. The increase in sales and marketing expenses for the quarter ended June 30, 1999, is primarily attributable to increased compensation and benefit expenditures. Sales and marketing expenses also increased due to enhanced advertising, trade shows and promotions. However, overall sales and marketing expenditure has declined from $5.9 million in the quarter ended March 31, 1999 to $5.4 million in the quarter ended June 30, 1999. This decrease was primarily the result of improved cost control measures such as a strict purchase order policy, detailed review of actual versus budgeted expenditures, and a strict control over external marketing costs. The Sales and Marketing staff decreased by 23 people, or approximately 19%, from March 31, 1999 to June 30, 1999. The Company expects sales and marketing costs to decline as a percentage of revenue in the future.

     Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses, consulting fees, and amortization of purchased software and development costs associated with buyingedge.com. Product development expenses increased 50% from $2.0 million, or 15.3% of revenues, in the quarter ended June 30, 1998 to $3.0 million, or 22.7% of revenues, in the quarter ended June 30, 1999. The increase in product development expense was primarily due to an increase in salaries and benefits related to the hiring of new software development staff, amortization of purchased software, an increase in third party consulting expense, the continuing development of the Company's software products, including spending on the Company's new EDGE InterAct (previously referred to by the company as ChannelEDGE) and buyingedge.com initiatives and further development efforts resulting from the in-process development products acquired from MIS and TSI. Product development costs associated with buyingedge.com were approximately $510,000 for the quarter ended June 30, 1999. Both new hires and third party outside consultants are working on new product development. Product development expenses have remained even for the first two quarters of 1999.

     General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, and unallocated corporate expenses such as fees for legal and auditing services. General and administrative expenses increased 31% from $1.3 million, or 10.0% of revenues, in the quarter ended June 30, 1998 to $1.7 million, or 12.9% of revenues, in the quarter ended June 30, 1999. The increase in general and administrative expenses in the quarter ended June 30, 1999 was due to the addition of accounting and administrative staff and legal expenditures associated with an arbitration that was concluded in the second quarter of 1999. A portion of the legal fees associated with the arbitration was reimbursed by the Company's insurance carrier. General and administrative expenditures have increased from $1.5 million in the quarter ended March 31, 1999 to $1.8 million in the quarter ended June 30, 1999 due to legal expenditures. Through improved cost control efforts, such as a strict purchase order policy and a detailed review of actual versus budgeted expenses, the Company expects general and administrative costs to decline as a percentage of revenue in the future.

     Provision for Doubtful Accounts. The provision for doubtful accounts decreased from $762,000 for the quarter ended June 30, 1998 to $476,000 for the quarter ended June 30, 1999. The decrease is based on management's periodic review and assessment of accounts receivable and benefits that have been realized in connection with the Company's enhanced credit and collections policies and procedures.

     Acquired Product Development Costs. There was no acquisition activity during the three months ended June 30, 1999 and 1998.

     Other Income (Expense). Other income (expense) consists of interest expense on equipment financing less interest earned on short term investments. Other income decreased by $267,000 from $270,000 in the quarter ended June 30, 1998 to $3,000 in the quarter ended June 30, 1999. Specifically, interest income decreased due to diminished income earned on investments from the remaining proceeds of the Company's initial public offering of common stock. Short-term investments decreased from $13.9 million at June 30, 1998 to $1.4 million at June 30, 1999.

     Provision for Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased from $60,000 in the quarter ended June 30, 1998 to $65,000 in the quarter ended June 30, 1999. At June 30, 1999, the Company had approximately $15.2 million of U.S. Federal net operating loss carryforwards, of which approximately $4.05 million resulted from the exercise of non-qualified stock options, and approximately $5.2 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. These U.S. Federal net operating loss carryforwards expire through 2019 and the state net operating loss carryforwards expire through 2004.

     In addition, the Company has United Kingdom net operating loss carryforwards of approximately $3.8 million which can be utilized to offset future taxable income and which have no expiration.

     The Company's Initial Public Offering ("IPO") resulted in a change in ownership, as defined by Federal income tax laws and regulations. As a result of this change in ownership, the amount of pre-IPO U.S. Federal net operating loss carryforwards which can be utilized to offset Federal taxable income has an annual limitation of approximately $4.7 million.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues

     License Fees. Total license fees decreased 7.9% from $12.7 million, or 54.7% of total revenues, in the six months ended June 30, 1998 to $11.7 million, or 45.9% of revenues, in the six months ended June 30, 1999. Domestic license revenue decreased 25% percent from $7.2 million in the six months ended June 30, 1998 to $5.4 million in the six months ended June 30, 1999. The decrease in domestic license revenue was primarily attributable to a decrease in the number of orders from 31 in the six months ended June 30, 1998 to 29 in the six months ended June 30, 1999 and a 21.3% decrease in the average transaction deal size. International license revenue increased approximately $880,000 or 16% from $5.5 million in the six months ended June 30, 1998 to $6.3 million in the six months ended June 30, 1999. The increase in international license revenue is primarily attributable to a 19% increase in the number of orders, from 64 in the six months ended June 30, 1998 to 76 in the six months ended June 30, 1999. License revenue resulting from the MIS and TSI acquisitions decreased 74% from $984,000 for the six months ended June 30, 1998 to $252,000 in the six months ended June 30, 1999. Approximately 50% of domestic license fee revenues for the six months ended June 30, 1999 was derived from two customers.

     Services and Maintenance. Services and maintenance revenues increased by 30.5% from $10.5 million, or 45.3% of total revenues, in the six months ended June 30, 1998 to $13.7 million, or 54.1% of total revenues, in the six months ended June 30, 1999. The increase in services and maintenance was primarily attributable to the Company's expanded role at several existing customers.

Cost of Revenues

     Cost of License Fees. Cost of license fees increased 7% from $211,000, or 1.7% of the related license revenues, in the six months ended June 30, 1998 to $226,000, or 1.9% of the related license revenues, in the six months ended June 30, 1999. The increase in the cost of license fees was primarily attributable to an increase in the volume of third party products included in the Company's product line and resold by the Company.

     Cost of Services and Maintenance. The cost of services and maintenance increased 42.2% from $6.4 million, or 60.7% of service and maintenance revenues, in the six months ended June 30, 1998 to $9.1 million, or 66.2% of service and maintenance revenues, in the six months ended June 30, 1999. The increase in cost of services and maintenance in the six months ended June 30, 1999 was primarily attributable to a $1.6 million increase in third party consulting costs. The Company continues to evaluate the use of third party consultants, and although utilization of internal consulting staff is preferred, there are circumstances that justify the use of third party consultants based on expertise in a specific industry, technical knowledge or the availability of internal consulting staff. Third party consulting costs have been reduced from $2.2 million in the six months ended December 31, 1998 to $1.8 million in the six months ended June 30, 1999. Also, client services staff decreased by approximately 28 people, or 19%, from December 31, 1998 to June 30, 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 31.1% from $8.7 million, or 37.3% of revenues, in the six months ended June 30, 1998 to $11.4 million, or 44.8% of revenues, in the six months ended June 30, 1999. The increase in sales and marketing expenditures for the six months ended June 30, 1999, is primarily attributable to the Company's efforts to expand market coverage and visibility. The increase in sales and marketing expenses is primarily attributable to compensation and benefit expenditures. In addition, sales and marketing expenses increased due to enhanced advertising, trade shows and promotions. However, overall sales and marketing expenditure has declined from $12.5 million in the six months ended December 31, 1998 to $11.4 million in the six months ended June 30, 1999. This decrease was primarily the result of reduced staff, improved cost control measures such as a strict purchase order policy, detailed review of actual versus budgeted expenditures, and a strict control over external marketing costs. The Company expects sales and marketing costs to decline as a percentage of revenue in the future. Sales and Marketing staff decreased by 13 people, or approximately 12%, from December 31, 1998 to June 30, 1999.

     Product Development. Product development expenses increased 60% from $3.7 million, or 16.4% of revenues, in six months ended June 30, 1998 to $5.9 million, or 23.4% of revenues, in the six months ended June 30, 1999. The increase in product development expense was primarily due to an increase in salaries and benefits related to the hiring of new software development staff, amortization of purchased software, an increase in third party consulting expense, the continuing development of the Company's software products, including spending on the Company's new EDGE InterAct and buyingedge.com initiatives and further development efforts resulting from the in-process development products acquired from MIS and TSI. Product development costs associated with buyingedge.com were approximately $815,000 for the six months ended June 30, 1999. Both new hires and third party outside consultants are working on new product development. Product development expenses have increased from $5.5 million in the six months ended December 31, 1998 to $5.9 million in the six months ended June 30, 1999. This increase is primarily the result of increased compensation, benefits and third party consultant and amortization of software. The Company expects product development expenses to decline as a percentage of revenue in the future.

     General and Administrative. General and administrative expenses increased 33.3% from $2.4 million, or 10.4% of revenues, in the six months ended June 30, 1998 to $3.0 million, or 12.0% of revenues, in the six months ended June 30, 1999. The increase in general and administrative expenses in the six months ended June 30, 1999 was due to the addition of accounting and administrative staff to support the growth of the Company's business and legal expenses related to an arbitration that was concluded in the second quarter of 1999. A portion of the legal fees associated with the arbitration was reimbursed by the Company's insurance carrier. General and administrative expenditures have declined from $3.6 million in the six months ended December 31, 1998 to $3.1 million in the six months ended June 30, 1999. Through improved cost control efforts, such as a strict purchase order policy and a detailed review of actual versus budgeted expenses, the Company expects general and administrative costs to decline as a percentage of revenue in the future.

     Provision for Doubtful Accounts. The provision for doubtful accounts decreased from $962,000 for the six months ended June 30, 1998 to $811,000 for the six months ended June 30, 1999. The decrease is based on management's periodic review and assessment of accounts receivable and benefits that have been realized in connection with the Company's enhanced credit and collections policies and procedures.

     Acquired Product Development Costs. Acquired product development costs resulted from the March 30, 1998 acquisitions of MIS and TSI (See Note 2). There was no similar acquisition activity during the six months ended June 30, 1999.

     Other Income (Expense). Other income (expense) consists of interest expense on debt and equipment financing less interest earned on short term investments. Other income decreased by $471,000 from $537,000 in the six months ended June 30, 1998 to $66,000 in the six months ended June 30, 1999. Specifically, interest income decreased due to diminished income earned on investments from the remaining proceeds of the Company's initial public offering of common stock. Short-term investments decreased from $13.9 million at June 30, 1998 to $1.4 million at June 30, 1999.

     Provision for Income Taxes. Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes increased 17% from $154,000 for the six months ended June 30, 1998 to $180,000 in the six months ended June 30, 1999.

Liquidity and Capital Resources

     At June 30, 1999, the Company had $2.0 million in cash and $20.4 million in accounts receivable. For the six months ended June 30, 1999, the company used $7.9 million of cash for operating activities. The net cash use of $7.9 million from operations resulted primarily from the net loss of $5.2 million, an increase in accounts receivable of $4.7 million and a decrease in accounts payable and accrued expenses of $535,000, offset by depreciation and amortization of $1.2 million, provision for losses on accounts receivable of $811,000, and an increase in deferred revenue of $667,000. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable.

     For the six months ended June 30, 1999, the Company's primary investing activities consisted of $1.3 million of purchases of computers, leasehold improvements and office equipment to support the Company's newly leased facilities in Chicago, Illinois and Irvine, California and for buyingdedge.com inc. operations.

     For the six months ended June 30, 1999, the Company's primary financing activity consisted of reducing capital lease obligations by approximately $181,000.

     On August 12, 1999, the Company signed a Senior Subordinated Convertible Promissory Note and Warrant Purchase Agreement (the "Agreement") with Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. (collectively "Wand"). Pursuant to the terms of the Agreement, Wand purchased from the Company a 9% Senior Subordinated Convertible Promissory Note (the "Note") in the principal face amount of $5,000,000 due April 30, 2000. The Company currently expects to finalize a secured credit facility in the third quarter of 1999. See "Part I, Note 7 -Subsequent Events."

    The Company anticipates that its current cash and cash equivalents, together with cash provided by operations, the proceeds of the $5,000,000 Note issued to Wand, and borrowings under a credit facility or equity investment will be sufficient to meet the Company's projected working capital and other cash requirements, but there can be no assurance that the Company will be able to generate sufficient cash to meet its requirements from those sources. The Company's future operating and capital requirements will depend on numerous factors including the collection of accounts receivable, the internal research and development programs, advances in technology, and the strategic alliances or investments that the Company may consider. In the event that the Company were unable to meet its needs for cash from the sources described above, the Company would need to obtain equity or debt financing or reduce its operating expenses and capital expenditures. There can be no assurance that equity or debt financing would be available to the Company on favorable terms or at all.

     In addition, on August 12, 1999, IMA's wholly-owned subsidiary, buyingedge.com inc. entered into a Series A Preferred Stock Purchase Agreement ("buyingedge Agreement") with CMG@Ventures III, LLC, @Ventures III, L.P., @Ventures Investors, @Ventures Foreign Fund III, L.P., Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. (collectively the "Investors"), to purchase 5,319,149 shares of buyingedge's Series A Preferred Stock for an aggregate purchase price of $10,000,000. Pursuant to agreements with the Investors, the amount invested in buyingedge.com will not be available to IMA except pursuant to certain services agreements between IMA and buyingedge.com. See "Part I, Note 7 - Subsequent Events" for a description of the $5,000,000 Note financing and the buyingedge preferred stock financing.

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

     The Company is in the process of completing a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT") (i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. The Company has begun to upgrade certain critical systems to meet with Year 2000 requirements. The Company is continuing its transaction testing to evaluate compliance of the overall system infrastructure and expects to finalize this testing by the end of the third quarter of 1999. The Company will consider the need for remediation plans as it continues to assess the Year 2000 risk. The Company expects to complete its evaluation by the end of the third quarter of 1999. The Company's inability to remediate non-compliant systems in its infrastructure could have a material adverse affect on the Company's results of operations and financial condition.

     The costs incurred to date related to upgrading the Company's products to be Year 2000 compliant were approximately $225,000 and have been funded from operating cash flows and have not been separately accounted for partly because the responsibilities and costs were distributed throughout the organization and represent a small percentage of total operating costs. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $175,000. The Company originally had expected to complete its evaluation by the end of the first quarter of 1999. Staff reorganization and relocation of the Company's Irvine office, has caused the Company to revise this estimate. The Company now expects to complete an estimate of the anticipated cost of upgrading internal systems by the end of the third quarter of 1999. While the Company expects to incur additional expenses to complete these upgrades, it does not believe the implementation of the Year 2000 programs discussed above will have a material adverse impact on the Company's financial condition or results of operations.

The Company believes that it has sufficient funds to satisfy costs incurred to date and future Year 2000 compliance costs.

     The Company has initiated the development of a comprehensive Year 2000 contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems. The contingency plan is expected to be completed by the end of the third quarter of 1999.

     The Company also is in the process of conducting a review of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or that an alternative source for this critical product or service is available. The Company originally estimated that this review would be completed in the first quarter of 1999. Slower than expected responses from its critical suppliers, however, has caused the Company to revise this estimate. The Company now believes the review of its suppliers will be complete by the end of the third quarter of 1999. The Company has no practical means to verify the information provided by these independent third parties and is still pursuing those key distributors and vendors who may not yet have responded. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative suppliers. However, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's distributors or vendors, such problems remain a possibility and could have an adverse impact on the Company's results of operations and financial condition.

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

     History of Operating Losses; Uncertainty of Future Operating Results. We incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and 1998 and the first six months of 1999. As of June 30, 1999, we had an accumulated deficit of $39.5 million. Given our operating history, we cannot predict our future operating results with any certainty. You should not consider our recent revenue growth as indicative of future revenue growth or operating results. We cannot assure you that our business strategies will be successful, nor can we assure you that we will achieve or sustain profitability on a quarterly or annual basis.

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

     We also cannot assure you that we will be successful in the development and implementation of any of our new software products, specifically our buyingedge.com product for purchasing goods and services over the Internet. Our strategy regarding the buyingedge.com system will rely on several sources of revenue. We can not assure you that the buyingedge.com product will achieve any degree of market acceptance among consumers or manufacturers and service providers. Internet purchasing is a rapidly evolving area of commerce with rapid technological changes and the frequent introduction of new products and services. These technological changes and increased competition in the Internet commerce area could render the buyingedge.com product obsolete and rapidly diminish the Company's ability to establish a position in existing or future markets. We can not assure you that competitors will not develop products comparable or superior to ours or adapt more quickly than we do to new technologies, evolving industry trends or the changing needs of consumers. Though the Company intends to make substantial investments from time to time in the development and testing of buyingedge.com, we cannot assure you that we will have sufficient resources to make the necessary investments. We may experience difficulties that could delay or prevent the successful development, introduction, and sale of the buyingedge.com product. We can not assure you that buyingedge.com will adequately meet the requirements of the marketplace and achieve any degree of market acceptance. buyingedge.com product delays or the failure of buyingedge.com to achieve market acceptance could materially and adversely affect our business, operating results or financial condition.

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

     Dependence on Key Personnel. Our business involves the development, marketing and installation of complex software products and the delivery of professional services. Our success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. The market for such employees is intense and we expect that such competition will continue for the foreseeable future. We cannot assure you that we will hire or retain such personnel. Failure to hire and retain sufficient numbers of highly skilled employees could materially and adversely affect our business, operating results and financial condition. In addition, the loss of Albert R. Subbloie, Jr., the President and Chief Executive Officer, or Gary R. Martino, Chairman of the Board or some of our other key personnel could have a material adverse effect on our business, operating results or financial condition, including our ability to attract employees and secure and complete engagements.

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

     In certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If any of our licenses experience Year 2000 problems, those licensees could assert claims for damages. Such claims, whether or not successful, could materially and adversely affect our business, operating results and financial condition.

     In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are expanding significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. This may adversely affect on our business, operating results, and financial condition.

     In addition to the "Factors That May Affect Future Results" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the Company's filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign currency risk. The Company's exposure to foreign currency risks is relatively low because of the way the Company conducts its international business and this risk is not deemed to be material. The primary reason for the low level of exposure to foreign currency fluctuations is that the Company generally requires payment from its international customers outside the United Kingdom, Europe and Australia in U.S. dollars. In the United Kingdom and Europe, the Company generally requires payment from its international customers in pounds sterling. The Company's financial instruments that are exposed to foreign currency risks are primarily accounts receivable and accounts payable of the United Kingdom Subsidiary. The carrying amounts of these financial instruments approximate fair value. In addition, the Company has no debt denominated in any foreign currency. The impact of increases or decreases in foreign currency exchange rates on the Company's revenues is offset in part by the corresponding impact on the Company's expenses payable in such currencies. For the six months ended June 30, 1999, the Company had a cumulative translation adjustment loss of $257,000.

     Because of the historically low level of currency risks, the Company has not previously engaged in foreign currency hedging programs. However, as revenues from international operations have grown, the Company has been monitoring its exchange rates. As part of our monitoring of currency risks, the Company will consider using foreign currency option contracts and forward contracts in the future to hedge a portion of our exposure on anticipated transactions and firm commitment transactions if we determine that such actions are appropriate and cost-effective. There can be no assurance that the Company's monitoring of foreign currency exposures or future hedging activities, if any, will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position.

     On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency ("Euro"). On that day the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Fanc or the Deutsche Mark, as well as the Euro. Although we will continue to evaluate the impact of the Euro introduction over time, based on presently available information we do not presently expect that introduction and use of the Euro will materially increase our exposure to foreign currency risks.

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

     Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. The investment securities had maturities of less than one year. The weighted-average interest rate on investment securities at June 30, 1999 was approximately 4.5%. The fair value of securities held at June 30, 1999 was $1.4 million.


PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

(a) On August 20, 1998, the Company filed a two count complaint against APAC Teleservices, Inc. ("APAC") in the United States District Court for the Northern District of Illinois asserting claims for breach of contract and unjust enrichment for APAC's failure to pay $255,772 to the Company for professional services rendered to APAC (Information Management Associates, Inc. v. APAC Teleservices, Inc., 98C 5162) (the "Complaint" or the "Federal Action"). On August 21, 1998, the Company filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, asserting that APAC breached its written agreement with the Company by failing to make payment of $575,983 for software license and maintenance fees (Information Management Associates, Inc. v. APAC Teleservices, Inc., No. 51 117 0036498) (the "Demand" or the "Arbitration"). On October 8, 1998, APAC filed its answer to the Complaint, denying that it owed the monies claimed by the Company. In connection with the Demand, APAC also filed a counterclaim seeking an unspecified amount of damages based on allegations that the Company's software and maintenance services were deficient (hereinafter referred to as the "Counterclaim"). On October 30, 1998, the Company responded to the Counterclaim, denying the material allegations, further denying that APAC had suffered damages, and raising several affirmative defenses. On November 10, 1998, APAC was granted leave to file a counterclaim in the Federal Action. On December 9, 1998, APAC filed a counterclaim in the Federal Action seeking in excess of $400,000 based upon its allegation that the services performed by the Company were deficient (the "Federal Counterclaim"). The parties have consolidated the Arbitration and the Federal Action and both matters were arbitrated in May, 1999. The Company prevailed on its claims at the arbitration and was awarded approximately $396,000 plus late charges of 1.5% per month on the outstanding consulting services balance of approximately $187,000. APAC's counterclaims were denied in their entirety.

(b) On May 19, 1999 the Company filed a Demand for Arbitration with the American Arbitration Association in Peoria, Illinois asserting that Affina Corporation f/k/a Ruppman Marketing Technologies, Inc. ("Ruppman") breached its written software license agreement and consulting services agreements with the Company by failing to make payment in the amounts of $893,150 in software license and maintenance fees and $636,931.43 in consulting services fees (Information Management Associates, Inc. v. Affina Corporation f/k/a Ruppman Marketing Technologies, Inc., No. 51Y 117 00225399)(the "Demand"). On or about June 24, 1999, Ruppman filed its answer to the Demand denying all claims made by the Company and filed a counterclaim alleging negligent misrepresentation, breach of contract, breach of express warranties and violations of the Illinois Consumer and Deceptive Practices Act (the "Counterclaim"). On or about July 23, 1999 the Company responded to the Counterclaim denying all claims made therein and raising several special defenses. On or about August 6, 1999, Ruppman amended its counterclaim, dismissing its claims under the Illinois Consumer and Deceptive Practices Act and adding a claim for violation of the Connecticut Unfair Practices Act. The Company believes that it will prevail in its claims set forth in the Demand. The Company believes that Ruppman's Counterclaim is without merit and intends to vigorously oppose the Counterclaim. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty. In the event that the Counterclaim is ultimately decided in favor of Ruppman, damages and associated costs could have a material adverse effect on results of the Company's operations.

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

Item 2:        Changes in Securities and Use of Proceeds.

(a) The Company's Certificate of Incorporation has been amended to create an authorized series of 5,000 shares of preferred stock, no par value, designated as Series C Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock is issuable upon conversion of the $5,000,000 Senior Subordinated Convertible Promissory Note (the "Convertible Note") issued on August 12, 1999. No shares of Preferred Stock have been issued.

    The rights and privileges of the Preferred Stock are as follows:

     Redemption. Upon the effective date of a change in control, as defined, the holders of the Preferred Stock will convert such shares into shares of IMA common stock at a conversion price calculated as the lower of the average closing price of IMA common stock for the 20 days following the issuance of the Convertible Note, the average closing price of IMA common stock for the 20 days preceding the conversion date or $4.00, all of which conversion rates are subject to adjustment pursuant to certain anti-dilution provisions (the Conversion Price), or will elect to redeem such shares at their carrying value.

     Conversion. Holders of the Preferred Stock are entitled to convert such shares into common stock of IMA at the Conversion Price.

     Liquidation. In the case of a liquidation, dissolution or winding up of IMA, the holders of the Preferred Stock shall be entitled to receive a liquidation value of $1,000 per share.

     Voting. Each holder of Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which shares are convertible. In addition, certain actions related to future equity offerings or transactions which could involve a significant sale of assets or change in control, as defined, would require a vote of at least 67% of the Preferred Stock.

(b) The Preferred Stock, if and when issued, would have a liquidation preference of $1,000 per share before any amount is paid to holders of common stock and have the other rights and preferences described in paragraph (a) of this Item 2.

(c) The Company sold the Convertible Note and a Common Stock Purchase Warrant (the "Warrant") to purchase 425,000 shares of common stock at a price equal to $3.63 per share, to Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. (collectively "Wand") for an aggregate purchase of $5,000,000 in cash. The Company also issued warrants to purchase an aggregate of 621,056 shares of common stock at a price of $4.00 per share (together with the warrant, the "Warrants") and an option to purchase an aggregate of 1,619,903 shares of common stock at a price of $6.20 per share (the "Option") to Wand and to certain other investors including CMG @ Ventures III, LLC, @ Ventures III L.P., @ Ventures Investors, @ Ventures Foreign Fund III, L.P., Madrona Investment Group LLC and Amicus Capital LLC.

(d) The Company issued the Convertible Note, the Warrants and the option pursuant to the exemption contained in Section 4(2) of the of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

(e) The Convertible Note is convertible into Preferred Stock at a conversion price of $1,000 per share. The Preferred Stock is convertible into common stock of the Company at the Conversion Price described in paragraph (a) of this
Item 2. The Warrants and the Option are exercisable at the prices indicated in paragraph (c) above.

(f) a. Not Applicable.

    b. Not Applicable.

    c. Use of Proceeds

                 (1) On July 30, 1997, the Company's Registration Statement on
                     Form S-1 (the "Registration Statement"), File No. 333-22923, with respect to its initial public offering of common stock was declared effective by the Securities and Exchange Commission. The use of proceeds from the offering was described in the Company's Form 10-Q for the quarter ended September 30, 1998 and the Company's Form 10-K, as amended, for the year ended December 31, 1998. Except as noted below, no information has changed with respect to the use of proceeds from the information set forth in the Company's Form 10-K, as amended.

                 (2) The Company used the net offering proceeds through June 30,
                     1999 as follows:

                 (a) approximately $7.4 million for repayment of indebtedness;

                 (b) approximately $16.2 million for working capital;

                 (c) approximately $2.2 million for one time settlement charges;

                 (d) approximately $3.3 million for the acquisition of
                     equipment;

                 (e) approximately $1.6 million for the acquisition of assets of
                     MIS and TSI; and

                 (f) approximately $1.7 million for minority investment.

                 Each of these amounts is a reasonable estimate of the amount of the net offering proceeds set forth above so applied. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus included in the Registration Statement.

Item 4: Submission of Matters to a Vote of Security Holders at the Annual Meeting of Shareholders of the Company was held on May 25, 1999 (the "Annual Meeting").

                 Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management's nominee Albert R. Subbloie, Jr. Mr. Subbloie was elected with 8,324,954 votes in favor and 74,865 votes against subject to the Company's Bylaws, as a Director of the Company for a three-year term or until election and qualification of his successor.

                 The various terms of office of David Callard, Thomas Hill, Gary
                 R. Martino, Donald P. Miller and Paul J. Schmidt continued after the Annual Meeting.

                 In addition, the Company's shareholders voted to approve the Company's 1999 Employee and Consultant Stock Option Plan with 6,051,645 votes in favor of the proposal, 221,870 votes against the proposal and 11,600 votes abstaining.

Item 5:          Other Information

Subordinated Note Financing
---------------------------

     On August 12, 1999, the Company entered into a Senior Subordinated Convertible Promissory Note and Warrant Purchase Agreement (the "Agreement") with Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. (collectively "Wand"). Affiliates of Wand currently own approximately 30% of the Company's outstanding common stock and a principal of Wand serves on the Company's Board of Directors. Pursuant to the terms of the Agreement, Wand will purchase from the Company a 9% Senior Subordinated Convertible Promissory Note (the "Note") in the principal face amount of $5,000,000. On April 30, 2000, the Note's maturity date, any principal outstanding and, at the option of the holder of the Note, any accrued and unpaid interest payable under the Note that has not been paid, shall be converted into fully paid and nonassessable shares of Series C Convertible Preferred Stock ("Preferred Stock") of the Company. The Preferred Stock votes on an as-converted basis with the common stock. At the option of the holder, the Preferred Stock can be converted into common stock of the Company. The voting power, the Preferred Stock and the number of shares of common stock into which the Preferred Stock is convertible is limited to 19.9% of the Company's issued and outstanding common stock as of August 12, 1999. If there is any remaining principal balance after conversion into Preferred Stock, such principal balance will be converted into a one year promissory note due one year from the date of issuance and bearing interest at 12% annually.

   In connection with the issuance of the Note, the Company amended its Certificate of Incorporation to designate 5,000 shares of its preferred stock as Series C Covertible Preferred Stock without par value and having a stated value of $1,000 per share. The rights and privileges of the Preferred Stock are as follows:

   Redemption.  Upon the effective date of a change of control (as defined), the
   ----------
holders of Preferred Stock have the right to redeem such shares or convert such shares into common stock at the Conversion Price (as defined below).


   Conversion.  Holders of Preferred Stock are entitled to convert such shares
   ----------
into common stock of the company at a conversion price equal to the lower of (i) the average closing price of common stock for the 20 days following issuance of the Note; (ii) the average closing price of the company's common stock for the 20 trading days preceeding the conversion date; or (iii) $4.00 (the "Conversion Price"), which Conversion Price is subject to adjustment pursuant to certain antidilution provisions.


   Liquidation.  In the case of liquidation, dissolution or winding up of the
   -----------
Company the holders of Preferred Stock shall be entitled to receive a liquidation value of $1,000 per share.


   Voting.  Each holder of Preferred Stock shall be entitled to the number of
   ------
votes equal to the number of shares of common stock into which such Preferred Stock is convertible. In addition, certain actions related to future equity offerings or transactions which could involve a significant sale of assets or change of control (as defined), would require a vote of at least 67% of the Preferred Stock.

     In connection with the issuance of the Note, IMA issued to Wand a Warrant (the "Warrant") to purchase 425,000 shares of the Company's common stock at a purchase price equal to the market value on the closing date of the transaction. This warrant expires on August 12, 2007. The exercise price of the Warrant is subject to adjustment pursuant to certain anti-dilution provisions.


     In connection with the issuance of the Note and the Warrant to Wand, the Company granted Wand the right to require the Company to register the sale of the securities issuable upon conversion of the Note and the Warrant and to include such securities in any registration by the Company of its securities for sale by the Company or other shareholders. The Company is required to pay all expenses of such registrations, except for underwriting discounts and commisions related to sales by the shareholder requesting registration. The Company also agreed to indemnify the holders of securities included in any such registration against liabilities arising under the securities laws in connection with such registration.


buyingedge.com Subsidiary Financing
-----------------------------------

     On August 12, 1999 the Company's 94% owned subsidiary buyingedge.com inc., ("buyingedge") sold an aggregate of 5,319,149 shares of Series A Preferred Stock to an investor group the "Investors" pursuant to a Series A Preferred Stock Purchase Agreement ("buyingedge Agreement") dated August 12, 1999. The Investors include CMG@Ventures III, LLC, @Ventures III, L.P., @Ventures Investors, @Ventures Foreign Fund III, L.P., Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. In connection with the issuance of the Series A Preferred Stock, IMA issued to the Investors a warrant entitling the Investors to purchase up to a total of 621,056 shares of the Company's common Stock at an exercise price of $4.00 per share. The warrants may be exercised at any time prior to 5:00 p.m. Eastern Time on August 12, 2002. In addition, at the closing the Company issued an option to the Investors entitling them to acquire up to an aggregate of 1,612,903 shares of the Company's common Stock at a purchase price of $6.20 per share, provided that the Investors simultaneously redeem their Series A Preferred Stock for a redemption price equal to the initial purchase price thereof. This option expires on August 12, 2002.


The rights and privileges of the Series A Preferred Stock are as Follows:

     Dividends. The Series A Preferred Stock will accrue dividends at a rate of 9% per annum compounded on an annual basis. The cumulative dividends shall be paid upon a liquidation event, as defined, or upon redemption.

     Redemption. If the Series A Preferred Stock is not converted into common stock, the holder can demand that buyingedge.com redeem such holder's shares in three annual equal installments commencing August 12, 2004. The redemption price shall be at the $1.88 purchase price per share plus all accrued but unpaid dividends.

     Conversion. Holders of the Series A Preferred Stock are entitled to convert such shares into common stock of buyingedge.com at a rate of $1.88 per share, with such conversion rate subject to adjustment, as defined. Each share of Series A Preferred Stock shall automatically convert upon an initial public offering with gross proceeds of not less than $20 million and a per share offering price of not less than $7.52.

     Liquidation. In the case of a liquidation, dissolution or winding up of buyingedge.com, the holders of the Series A Preferred Stock shall be entitled to receive a liquidation value of $1.88 per share plus all accrued but unpaid dividends. Certain transactions resulting in a change of ownership of 50% or more are treated as a liquidation.

     Voting. Each holder of Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares are convertible.

     The buyingedge Certificate of Incorporation requires that the Board of Directors of buyingedge be comprised of five members, and that the holders of Series A Preferred Stock have the right to elect two of the five directors. The holders of buyingedge common stock and Series A Preferred Stock voting together have the right to elect the remaing three directors. The board of buyingedge will initially include Albert R. Subbloie, Jr., Gary R. Martino and two directors designated by the holders of Series A Preferred Stock.

     buyingedge is prohibited under the financing documents from paying dividends on common stock unless all accrued but unpaid dividends on the Series A Preferred Stock have been paid. The buyingedge financing documents entitle the holder os Series A Preferred Stock to various voting and other rights, including: (i) the right to approve changes to the certificate of incorporation or bylaws of buyingedge; (ii) and dissolution, consolidation or merger of buyingedge or any transaction that would result in a change of more than 50% in the ownership of buyingedge; (iii) the issuance of any senior securities; (iv) size of the Board of Directors; and (vii) borrowing or grants of security interests in excess of $1,000,000.

     buyingedge, the holders of Series A Preferred Stock, the Company the other holder of buyingedge common stock entered into a Rights Agreement pursuant to which buyingedge granted demand and piggyback registration rights to all such holders. buyingedge is required to pay all expenses in connection with any such registrations except for underwriting discounts and commissions with respect to shares sold by holders requesting registration. buyingedge also agreed to indemnify the holders against liabilities arising under the securities laws with respect to any such registration. The Rights Agreement also contains certain affirmative and negative covenants, including covenants relating to financial reporting, the specification of certain matters to be approved by the Board of Directors of buyingedge (including at least one of the directors appointed by the holders of Series A Preferred Stock), a prohibition on transactions with affiliates without approval of the directors appointed by the holders of Series A Preferred Stock, certain limitations on the granting of stock options and restrictions on management compensation.

     The Company also entered into a Right of First Refusal Agreement with the holders of Series A Preferred Stock and buyingedge which gives buyingedge the right of first refusal to purchase any Series A Preferred Stock or common stock of buyingedge proposed to be transferred by the Company or the holders of Series A Preferred Stock and gives the Company and the holders of Series A Preferred Stock mutual rights of first refusal with respect to any such proposed transfers if buyingedge does not first purchase such securities.

     In connection with the formation and financing of buyingedge, the Company entered into certain agreements with buyingedge pursuant to which the Company provides buyingedge with the use of office space and certain administrative services, including, accounting and legal. The use of office space and administrative services are charged to buyingedge at cost using an allocation of costs based on headcount. The Company also permits buyingedge employees to participate in certain employee benefit plans of the Company, including health insurance plans. The Company and buyingedge have also entered into a Software Licensing, Marketing and Non-competition Agreement pursuant to which buyingedge and the Company have agreed to promote the other party's products and services and refrain from certain competitive activities.

Line of Credit Financing
------------------------

     The Company also obtained a commitment from an institutional lender for a line of credit up to $8 million subject to certain conditions including entering into definitive financing documents. The Company currently expects that the line of credit financing will be completed by September 30, 1999. See "Part I Note
7 - Subsequent Events" for a description of the line of credit commitment.

Chief Financial Officer
-----------------------

     The Company has hired John A. Piontkowski, CPA as its new Chief Financial Officer. Mr. Piontkowski will replace Mr. Gary R. Martino who will be focusing the vast majority of his time on his role as Chief Executive Officer of buyingedge.com. Mr. Martino will remain the Chairman of the Board of the Company. Mr. Piontkowski spent 13 years at Price Waterhouse prior to moving to the private sector. He has held a number of senior positions with private and public companies, most recently as the Executive Vice President and Chief Financial Officer of Smith Corona Corporation.

Vice President of Marketing

     The Company elected Glenda O'Neill vice president of marketing as of July 30, 1999. Kian Saneii resigned his position as senior vice president of global marketing effective July 30, 1999.


Item 6:          Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         10.1 Amended Certificate
                         10.2 Information Management Associates, Inc.
                              1999 Employee and Consultant Stock Option Plan
                         27.1 Financial Data Schedule.

                    (b)  Reports on Form 8-K

                              Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 16, 1999  /s/ Albert R. Subbloie, Jr.    President, Chief Executive
                         ---------------------------
                         Albert R. Subbloie, Jr.        Officer and Director
                                                        (Principal Executive
                                                        Officer)
Dated:  August 16, 1999  /s/ Gary R. Martino            Chairman of the Board of
                         ----------------------------
                         Gary R. Martino                Directors, Chief Financial
                                                        Officer, Treasurer and
                                                        and Director (Principal
                                                        Financial and
                                                        Accounting Officer)

27