Form 10-K/A
period 1998-12-31
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1999-08-31
CIK 871696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 2

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


ITEM 6.  SELECTED FINANCIAL DATA
                                          Year Ended December 31
                                  1994      1995      1996      1997      1998
                                  (in thousands, except per share data)
Consolidated Statements of
Operations:
Revenues:
     License fees                 7,393    10,825    13,022    19,295    24,903
     Total Services
         and maintenance         10,959    12,984    13,255    17,377    24,190
                                -------   -------   -------   -------  --------
            Total revenues       18,352    23,809    26,277    36,672    49,093

   Cost of revenues:
     License fees                   462       700       709       304       356
     Services and
     maintenance                  6,268     8,225     7,191     9,428    17,287
                                -------   -------   -------   -------  --------
         Total cost of            6,730     8,925     7,900     9,732    17,643
                                -------   -------   -------   -------  --------
            revenues
   Gross profit                  11,622    14,884    18,377    26,940    31,450

   Operating expenses:
     Sales and marketing          5,857     6,844     8,055    12,580    20,869
     Product development          6,106     6,802     6,382     6,190     9,266
     General and
       administrative             2,085     2,896     3,559     4,147     6,021
     Provision for doubtful
       accounts                    608        928       319       637     6,782
     Acquired product
       development costs              -         -         -         -     6,988
     One time settlement
       charges                        -         -         -         -     2,163
     Total operating
       expenses                  14,656    17,470    18,315    23,554    52,089
   Operating income (loss)       (3,034)   (2,586)       62     3,386   (20,639)
   Other income (expense)          (917)   (1,100)   (1,079)       18       810
                                -------   -------   -------   -------  --------
   Income (loss) before
     provision for income taxes  (3,951)   (3,686)   (1,017)    3,404   (19,829)
   Provision for income taxes       132       100        30       231       470
                                -------   -------   -------   -------  --------
   Net income (loss)
     per share                  $(4,083)  $(3,786)  $(1,047)  $ 3,173  $(20,299)
                                =======   =======   =======   =======  ========

       Basic                    $ (1.14)  $ (1.18)  $  (.44)  $   .43  $  (2.12)
                                =======   =======   =======   =======  ========
       Diluted                  $ (1.14)  $ (1.18)  $  (.44)  $   .38  $  (2.12)
                                =======   =======   =======   =======  ========


                                                December 31
                                   1994      1995      1996       1997     1998
                                               (in thousands)
Consolidated Balance Sheet
  Data:
   Cash and cash equivalents    $   446   $ 1,543   $ 3,073   $  4,816  $ 8,558
   Working capital
     (deficit)                   (3,619)   (1,233)    1,210     34,213   14,295
   Total assets                  12,150    12,519    17,281     43,922   37,238
   Short-term debt                5,499     3,871     5,444        232       73
   Long-term debt                 1,423     3,042     2,803        136       58
   Senior redeemable
     convertible preferred
     stock                            -     4,751     9,431          -        -
   Redeemable common stock
     warrants                     1,517     2,480     2,865          -        -
   Total shareholders'
     equity (deficit)            (4,200)   (9,295)  (10,906)    37,030   20,922

Results of Operations

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statement of operations data for the years ended December 31, 1996, 1997 and 1998.

                                                      Year Ended December 31
                                                    1996       1997       1998

Consolidated Statement of Operations Data:
  Revenues:
    License fees:                                   49.6%       52.6%     50.7%
    Services and maintenance:                       50.4        47.4      49.3
                                                   -----       -----     -----
                Total revenues                     100.0       100.0     100.0
                                                   -----       -----     -----
  Cost of revenues:
    License fees                                     2.7         0.8       0.7
    Services and maintenance                        27.4        25.7      35.2
                                                   -----       -----     -----
                Total cost of revenues              30.1        26.5      35.9
                                                   -----       -----     -----
  Gross profit                                      69.9        73.5      64.1
                                                   -----       -----     -----

  Operating expenses:
    Sales and marketing                             30.7        34.3      42.5
    Product development                             24.3        16.9      18.9
    General and administrative                      13.6        11.3      12.3
    Provision for doubtful accounts                  1.2         1.7      13.8
    Acquired product development costs                 -           -      14.2
    One time settlement charges                        -           -       4.4
                                                   -----       -----     -----
                Total operating expenses            69.8        64.2     106.1
                                                   -----       -----     -----
  Operating income (loss)                            0.1         9.3     (42.0)
  Other income (expense)                            (4.1)          -       1.6
                                                   -----       -----     -----
  Income (loss) before provision for income taxes   (4.0)        9.3     (40.4)
  Provision for income taxes                           -         0.6       1.0
  Net income (loss)                                 (4.0)%       8.7%    (41.4)%
                                                   =====       =====     =====

The following table sets forth for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated.


                                              Year Ended December 31
                                              1996     1997     1998

Cost of license fees                           5.4%     1.6%    1.4%
Cost of service and maintenance:              54.3%    54.3%   71.5%

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

   Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries, bonuses, benefits, third party consulting costs and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of services and maintenance increased 83.4% from $9.4 million, or 54.3% of service and maintenance revenues, in the year ended December 31, 1997 to $17.3 million, or 71.5% of service and maintenance revenues, in the year ended December 31, 1998. The increases in the dollar amount of costs of services and maintenance and the amount of these costs as a percentage of revenues were primarily attributable to an increase in third party consulting costs which are, in certain instances, billed to the customer on a pass through basis and increases in salary, benefits and overhead related to the hiring of new client services staff. The increase in third party consulting costs resulted primarily from the Company's efforts to work more cooperatively with these third party consultants with the expectation that these vendors would provide the Company with leads and introductions into larger software transactions.

Operating Expenses


   Sales and Marketing. Sales and marketing expenses consist primarily of commissions, salaries, bonuses and other related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased 65.9% from $12.6 million, or 34.3% of revenues, in the year ended December 31, 1997 to $20.9 million, or 42.5% of revenues, in the year ended December 31, 1998. The increase in sales and marketing expenses was primarily related to the hiring of 40 additional sales and marketing personnel, increased commissions as a result of higher license revenues, increased use of outside third party consultants for sales and marketing efforts and increased marketing activities, including advertising, trade shows and promotional expenses. The Company may expand its sales and marketing staff over the next twelve months.


   Product Development. Product development expenses consist primarily of salaries, bonuses, other related personnel expenses and consulting fees, as well as the cost of facilities and equipment. Product development expenses increased 49.7% from $6.2 million, or 16.9% of revenues, in the year ended December 31, 1997 to $9.3 million, or 18.9% of revenues, in the year ended December 31, 1998. The increase in product development expense was primarily due to an increase in salaries and benefits related to the hiring of new software development staff, an increase in third party consulting expense, the continuing development of the Company's software products, including spending on the Company's new ChannelEDGE and BuyingEDGE.com initiatives, and further development efforts resulting from the in-process development projects acquired from MIS and TSI. Both new hires and third party outside consultants are working on new product development.

   General and Administrative. General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration and unallocated corporate expenses such as fee for legal and auditing services. General and administrative expenses increased 45.2% from $4.1 million, or 11.3% of revenues, in the year ended December 31, 1997 to $6.0 million, or 12.3% of revenues, in the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits related to additional staff and support to the Company's growth, external legal and accounting costs and bank charges.

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

Cost of Services and Maintenance. The cost of services and maintenance consists of salaries, wages, benefits and other costs related to installation, implementation, training, and maintenance support of the Company's software products. The cost of services and maintenance increased 31.0% from $7.2 million, or 54.3% of services and maintenance revenues in 1996 to $9.4 million, or 54.3% of services and maintenance revenues in 1997. The increase in cost of services and maintenance was primarily attributable to additional personnel hired to meet customer needs for services.

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

Provision

Provision for doubtful accounts. The provision for doubtful accounts increased from $319,000 for the year ended December 31, 1996 to $637,000 for the year ended December 31, 1997. The increase is based on management's review of several factors, such as increased revenues and review and assessment of accounts receivable.

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

Liquidity and Capital Resources

   At December 31, 1998, the Company had $11.6 million in cash and cash equivalents and $16.5 million in accounts receivable. For the year ended December 31, 1998, the Company used net cash of $7.5 million from operating activities. The net cash of $7.5 million used in operations resulted primarily from the net loss of $20.3 million, offset by the $7.0 million non-cash charge for acquired product development costs related to the acquisitions of MIS and

TSI, depreciation and amortization of $1.8 million, increased provision for doubtful accounts of $6.8 million and an increase of $3.1 million in accounts payable and accrued liabilities and reduced by an increase of $975,000 in accounts receivable. The fluctuations in operating assets and liabilities were primarily due to the timing of orders, collections of accounts receivable and the payment of accounts payable.

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

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
           --------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                   (in thousands, except per share amounts)

                                                   1996      1997      1998
                                                 --------  --------  ---------
Revenues:
  License fees                                    $13,022   $19,295  $ 24,903
  Services and maintenance                         13,255    17,377    24,190
                                                  -------   -------  --------
             Total revenues                        26,277    36,672    49,093
                                                  -------   -------  --------
Cost of revenues:
  Cost of license fees                                709       304       356
  Cost of services and maintenance                  7,191     9,428    17,287
                                                  -------   -------  --------
             Total cost of revenues                 7,900     9,732    17,643
                                                  -------   -------  --------

Gross profit                                       18,377    26,940    31,450
                                                  -------   -------  --------
Operating expenses:
  Sales and marketing                               8,055    12,580    20,869
  Product development                               6,382     6,190     9,266
  General and administrative                        3,559     4,147     6,021
  Provision for doubtful accounts                     319       637     6,782
  Acquired product development costs                    -         -     6,988
  One time settlement charges                           -         -     2,163
                                                  -------   -------  --------
             Total operating expenses              18,315    23,554    52,089
                                                  -------   -------  --------

Operating income (loss)                                62     3,386   (20,639)
                                                  -------   -------  --------
Other income (expense):
  Interest expense                                 (1,219)     (723)      (35)
  Interest income                                      48       641       839
  Other                                                92       100         6
                                                  -------   -------  --------
             Total other income (expense)          (1,079)       18       810
                                                  -------   -------  --------
Income (loss) before provision for
  income taxes                                     (1,017)    3,404   (19,829)
Provision for income taxes                             30       231       470
                                                  -------   -------  --------
Net income (loss)                                  (1,047)    3,173   (20,299)

Accretion of preferred stock dividends               (452)     (452)        -
Increase in fair market value of
  redeemable common stock warrants                   (385)        -         -
                                                  -------   -------  --------
Net income (loss) available to common
  shareholders'                                   $(1,884)  $ 2,721  $(20,299)
                                                  =======   =======  ========
Net income (loss) per share:
  Basic                                             $(.44)     $.43  $  (2.12)
                                                  =======   =======  ========

  Diluted                                           $(.44)     $.38  $  (2.12)
                                                  =======   =======  ========
Weighted average shares used in computing net
  income (loss) per share:
    Basic                                           4,258     6,371     9,588
                                                  =======   =======  ========
    Diluted                                         4,258     7,714     9,588
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

Dated: July 30, 1999             /s/ Albert R. Subbloie, Jr.           President, Chief Executive
                                ------------------------------         Officer and Director
                                Albert R. Subbloie, Jr.                (Principal Executive Officer)


Dated: July 30, 1999            /s/ Gary R. Martino                    Chairman of the
                                ---------------------------            Board of Directors,
                                Gary R. Martino                        Chief Financial Officer, Treasurer
                                                                       and Director (Principal Financial
                                                                       Accounting Officer)

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


     SIGNATURE                             TITLE                  DATE

     /s/  Albert R. Subbloie, Jr.          President, Chief       July 30, 1999
     ------------------------------        Executive Officer
     ALBERT R. SUBBLOIE, JR.               and Director
                                           (Principal
                                           Executive Officer)


     /s/  Gary R. Martino                  Chairman of the        July 30, 1999
     ------------------------------        Board of Directors,
     GARY R. MARTINO                       Chief Financial
                                           Officer, Treasurer
                                           and Director
                                           (Principal Financial
                                           and Accounting
                                           Officer


                                           Director               July 30, 1999
     ------------------------------
     PAUL J. SCHMIDT


     /s/ Thomas F. Hill                    Director               July 30, 1999
     ------------------------------
     THOMAS F. HILL


     /s/ Donald P. Miller                  Director               July 30, 1999
     ------------------------------
     DONALD P. MILLER


     /s/ David J. Callard                  Director               July 30, 1999
     -------------------------------
     DAVID J. CALLARD

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-32417 dated July 30, 1997.


                                             Arthur Andersen LLP

Hartford, Connecticut
March 31, 1999