Form 10-Q
period 1999-09-30
INFORMATION MANAGEMENT ASSOCIATES INC
filed 1999-11-22
CIK 871696

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                      OR

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

                                           X   YES        NO
                                          ---        ___

The number of shares of the Registrant's Common Stock, no par value, outstanding on September 30, 1999 was 9,746,855.

                    INFORMATION MANAGEMENT ASSOCIATES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION............................................   3

Item 1:  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1999 and December 31, 1998 ..................   3

               Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1999 and 1998 ...   4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998 .............   5

               Condensed Consolidated Statements of Shareholders' Equity
               for the Nine Months Ended September 30, 1999 and the Year
               Ended December 31, 1998....................................   6

               Notes to Condensed Consolidated Financial Statements.......   7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......  31

PART II. OTHER INFORMATION................................................  33

Item 1:  Legal Proceedings................................................  33

Item 2:  Exhibits and Reports on Form 8-k.................................  33

SIGNATURES................................................................  34

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                 September 30,    December 31,
                                                                     1999             1998
                                                                 -------------    ------------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash and short term investments.........................       $       3,932    $     11,649
  Restricted cash.........................................               8,934               -
  Accounts receivable, net................................              11,700          16,487
  Other current assets....................................               3,434           1,985
                                                                 -------------    ------------

   Total current assets...................................              28,000          30,121

Equipment, net............................................               4,341           3,134
Other assets, net.........................................               4,025           3,983
                                                                 -------------    ------------
                                                                 $      36,366    $     37,238
                                                                 =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Convertible promissory note.............................       $       3,985    $          -
  Current maturities of capital lease obligations.........                 391              73
  Accounts payable and accrued liabilities................              10,145          11,412
  Deferred revenues.......................................               4,522           4,341
                                                                 -------------    ------------
   Total current liabilities..............................              19,043          15,826
                                                                 -------------    ------------
Other long-term liabilities...............................                 941             490
                                                                 -------------    ------------


Minority interest.........................................               8,131               -
                                                                 -------------    ------------
Shareholders' equity:
Common stock, no par value; 9,746,855 and 9,697,088
 shares outstanding at September 30, 1999 and
 December 31, 1998........................................              58,507          54,691

Shares to be issued in connection with acquisition........                   -             564
Cumulative translation adjustment.........................                 (60)            (63)
Accumulated deficit.......................................             (50,196)        (34,270)
                                                                 -------------    ------------
                                                                         8,251          20,922
                                                                 -------------    ------------
   Total shareholders' equity.............................       $      36,366    $     37,238
                                                                 =============    ============

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                       Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                        1999       1998       1999       1998
Revenues:
 License fees...............................           $ 2,440    $ 8,706   $ 10,861    $ 21,429
 Service and maintenance....................             5,608      7,098     19,340      17,615
                                                       -------    -------   --------    --------
  Total revenues............................             8,048     15,804     30,201      39,044
                                                       -------    -------   --------    --------

Cost of revenues:
 Cost of license fees.......................               116        105        343         316
 Cost of service and maintenance............             3,158      4,303     12,244      10,682
                                                       -------    -------   --------    --------
  Total cost of revenues....................             3,274      4,408     12,587      10,998
                                                       -------    -------   --------    --------
Gross profit................................             4,774     11,396     17,614      28,046
                                                       -------    -------   --------    --------

Operating expenses:
 Sales and marketing........................             4,802      5,807     16,039      14,479
 Product development........................             2,677      2,167      9,077       5,879
 General and administrative.................             2,523      1,400      5,571       3,821
 Provision for doubtful accounts............               887      1,816      2,617       2,778
 Acquired product development costs.........                 -          -          -       7,658
 One time settlement charge.................                 -      2,163          -       2,163
                                                       -------    -------   --------    --------
  Total operating expenses                              10,889     13,353     33,304      36,778
                                                       -------    -------   --------    --------
Operating loss..............................            (6,115)    (1,957)   (15,690)     (8,732)
Other income (expense)......................              (401)       179       (336)        716
                                                       -------    -------   --------    --------
Loss before provision for
 income taxes and minority interest.........            (6,516)    (1,778)   (16,026)     (8,016)
Provision for income taxes..................                48        119        228         273
                                                       -------    -------   --------    --------
Net loss before minority interest...........            (6,564)    (1,897)   (16,254)     (8,289)

Minority interest...........................              (292)         -       (328)          -
                                                       -------    -------   --------    --------
Net loss applicable to common
shareholders................................           $(6,272)   $(1,897)  $(15,926)   $ (8,289)
                                                       =======    =======   ========    ========
Basic and diluted net loss per share........           $  (.65)   $  (.20)  $  (1.64)   $   (.87)
                                                       =======    =======   ========    ========
Shares used in computing basic and diluted
net loss per share..........................             9,718      9,676      9,704       9,558
                                                       =======    =======   ========    ========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1999          1998
                                                                    ---------     --------
Cash Flows from Operating Activities:
 Net loss......................................................     $ (15,926)    $ (8,289)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Minority interest............................................          (491)           -
  Depreciation and amortization................................         1,860        1,235
  Provision for doubtful accounts..............................         2,617        2,345
  Charge for acquired product development costs................             -        7,658
  Amortization of debt discount................................           263            -
  Accretion of Series A........................................           162            -
  Non-cash compensation expense................................            70            -
  Changes in operating assets and liabilities, exclusive
   of effects of acquisitions:
    Accounts receivable........................................         2,170       (8,036)
    Other current assets.......................................        (1,015)      (1,499)
    Other assets, net..........................................          (681)       1,093
    Accounts payable and accrued liabilities...................        (1,275)         432
    Deferred revenues..........................................           181         (968)
    Other......................................................           291          (56)
                                                                    ---------     --------
    Net cash used in operations................................       (11,774)      (6,085)
                                                                    ---------     --------
Cash Flows from Investing Activities:
 Increase in restricted cash...................................        (8,934)           -
 Acquisition of equipment......................................        (1,577)      (1,752)
 Proceeds from sale of assets..................................            78            -
 Cash paid in connection with acquisitions
   and related deal costs......................................             -       (1,632)
 Minority equity investment....................................             -       (1,715)
                                                                    ---------     --------
    Net cash used in investing activities......................       (10,433)      (5,099)
                                                                    ---------     --------
Cash Flows from Financing Activities:
 Net proceeds from issuance of Series A........................         8,460            -
 Net proceeds from issuance of Convertible Note................         3,300            -
 Issuance of warrants..........................................         2,770            -
 Proceeds from exercise of stock options.......................           227          665
 Repayment of capital lease obligations........................          (270)        (148)
                                                                    ---------     --------
    Net cash provided by financing activities..................        14,487          517
                                                                    ---------     --------
Effect of exchange rate changes................................             3          194
                                                                    ---------     --------
Net decrease in Cash and Cash Equivalents......................        (7,717)     (10,473)

Cash and Cash Equivalents, beginning of period.................        11,649       24,271
                                                                    ---------     --------
Cash and Cash Equivalents, end of period.......................     $   3,932     $ 13,798
                                                                    =========     ========
Supplemental Disclosure of Non-cash Activities:
 Issuance of common stock in connection with acquisitions......     $       -     $  3,383
 Equipment acquired pursuant to capital lease obligations......     $   1,043     $      -


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)



                                                                         Cumulative
                                                 Common Stock            Translation     Accumulated
                                             Shares          Amount       Adjustment       Deficit      Total
                                          ------------    -----------    ------------    -----------   --------
 For the year ended December 31, 1998:

 Balance, December 31, 1997                  9,236,035    $    51,102     $      (101)    $  (13,971)  $ 37,030
 Exercise of common stock options              185,295            665               -              -        665

 Employee stock purchase plan                   20,917            105               -              -        105
  Issuance of Common Stock in
  connection with acquisitions,                254,841          3,383               -              -      3,383
  including 42,508 shares valued
  at $564 to be issued

Equity adjustment from foreign
  currency translation                               -              -              38              -         38

Net loss                                             -              -               -        (20,299)   (20,299)
                                          ------------    -----------    ------------    -----------   --------
Balance, December 31, 1998                   9,697,088         55,255             (63)       (34,270)    20,922


For the nine months ended
September 30, 1999 (unaudited):

Exercise of common stock options                48,749            227               -              -        227

Employee stock purchase plan                     1,018              -               -              -          -

Warrants issued in conjunction with
  Convertible promissory note                        -          1,340               -              -      1,340

Warrants issued in conjunction with
  buyingedge.com formation                           -          1,430               -              -      1,430

Common stock issued in conjunction with
  buyingedge.com formation                           -            255               -              -        255

Equity adjustment from foreign
  currency translation                               -              -               3              -          3

Net loss                                             -              -               -        (15,926)   (15,926)
                                          ------------    -----------    ------------    -----------   --------
Balance, September 30, 1999                  9,746,855    $    58,507    $        (60)   $   (50,196)  $  8,251
                                          ============    ===========    ============    ===========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

           INFORMATION MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Information Management Associates, Inc.("IMA") and its majority-owned subsidiaries (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, for the year ended December 31, 1998.

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

The Company announced restated results for its second quarter ended June 30, 1999. The originally reported results for the second quarter of 1999 reflected revenues of $13.1 million, and a net loss of $1.8 million, or $.19 per share. The restated results for the second quarter of 1999 reflect revenues of $9.9 million and a net loss of $6.3 million or $.65 per share. The change from the original reported net loss of $4.5 million reflects:

     . A license fee revenue reduction of $3.3 million and associated sales and marketing expense reduction of $135,000 in connection with an enterprise wide software license ordered by a reseller. Based on a further review of the circumstances surrounding the transaction, the Company deferred its revenue recognition until collectibility is assured.

     . One-time charges of $581,000 relating to the formation of IMA's majority-owned Internet subsidiary, buyingedge.com and the issuance of the subsidiary's common stock to its minority shareholder in the second quarter.

     . The capitalization of website development costs in accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal use, in the amount of $156,000, net of amortization. The Company should have capitalized the website development costs incurred in the quarter ended June 30, 1999.

     . An increase in the provision for bad debts of $920,000. In connection with the third quarter review of the reserve for doubtful accounts, the Company determined that a portion of the identified additional reserves were more appropriately reflected in the second quarter.

The Company has received and responded to a comment letter related to the Company's Form 10-Q for the quarter ended June 30, 1999 from the Securities and Exchange Commission regarding, among other things, the Company's accounts receivable balances, the collectibility of such balances and the Company's revenue recognition policies in light of such balances. Although the Company believes that its accounting for accounts receivable and its revenue recognition policy is proper, a different conclusion would require further restatement of the Company's results in previously reported results.

In May 1999 IMA formed buyingedge.com, Inc. ("buyingedge.com") as a vehicle to roll out its new internet marketing technology. IMA transferred certain technology and other assets to buyingedge.com in exchange for 7,990,000 shares of its common stock which, at the time of exchange, represented 94% of the outstanding common stock of buyingedge.com.

The articles of incorporation for buyingedge.com provide for the issuance of 20,000,000 shares of common stock and 5,500,000 shares of Series A Preferred Stock (see Note 2). In connection with the transfer of technology noted above, as well as the contribution of certain other technology from a third party, buyingedge.com issued 8,500,000 shares of common stock. In addition, buyingedge.com has reserved 4,816,183 shares of its common stock for issuance under its 1999 Stock Option Plan, of which 1,555,000 options were issued through to September 30,1999 at an exercise price of $.50 per share.

On August 12, 1999, buyingedge.com sold 5,319,149 shares of Series A Preferred Stock for a total purchase price of $10,000,000 (See Note 2).

2.   Sale of Subsidiary Preferred Stock and Issuance of Convertible Debt

On August 12, 1999, buyingedge.com issued 5,319,149 shares of Series A Preferred Stock "Series A" for $1.88 per share for aggregate gross proceeds of $10,000,000. The $10,000,000 is restricted to fund the activities of buyingedge.com. As of September 30, 1999, there was approximately $8.9 million of restricted cash, $8.6 million of which relates to buyingedge.com and the balance relating to a collateral deposit for an IMA facility lease. In connection with the issuance of the Series A, IMA issued to the holders of the Series A warrants (valued at $1,430,000) to purchase 621,057 shares of IMA common stock at an exercise price of $4.00 per share through August 12, 2002. In addition, IMA issued to the holders of the Series A an option to purchase 1,612,903 shares of IMA common stock at a per share purchase price of $6.20 through August 12, 2002, provided that the holders of the Series A simultaneously redeem the Series A to buyingedge.com. The carrying value of the Series A is included within the minority interest balance in the accompanying financial statements, and is being accreted to its August 2004 redemption value, including accrued dividends with a corresponding charge to operations in minority interest. The rights and privileges of the Series A are as follows:

     Dividends - The Series A will accrue dividends at a rate of 9% per annum compounded on an annual basis. The cumulative dividends shall be paid upon a liquidation event, as defined, or upon redemption.

     Redemption - If the Series A is not converted into common stock, the Series A holder can demand that buyingedge.com redeem such holder's shares in three annual equal installments commencing August 12, 2004. The redemption price shall be at the $1.88 purchase price per share plus all accrued but unpaid dividends.

     Conversion - Holders of the Series A are entitled to convert each Series A Share into one share of common stock of buyingedge.com subject to adjustment, as defined. Each share of Series A shall automatically convert upon an initial public offering with gross proceeds of not less than $20 million and a per share offering price of not less than $7.52.

     Liquidation - In the case of a liquidation, dissolution or winding up of buyingedge.com, the holders of the Series A shall be entitled to receive a liquidation value of $1.88 per share plus all accrued but unpaid dividends. Certain transactions resulting in a change of ownership of 50% or more are treated as a liquidation.

     Voting - Each holder of Series A shall be entitled to the number of votes equal to the number of shares of common stock into which such shares are convertible.


On August 12, 1999, IMA also issued a $5,000,000 Senior Subordinated
Convertible Promissory Note (the Convertible Note) which bears interest at 9% per annum. The Convertible Note is repayable at IMA's option any time prior to April 30, 2000 at a value equal to the face value of the Note plus any accrued but unpaid interest. If the Note is not redeemed by IMA prior to April 30, 2000, or if IMA is in default under the Note and such default is not cured within 20 business days, it will automatically be converted into the number of shares IMA Series C Preferred Stock (Series C) that would convert into 19.9% of IMA's issued and outstanding common stock on August 12, 1999, and the balance of any outstanding indebtedness under the Note which is not converted thereby shall be converted into a Senior Subordinated Promissory Note due one year from the date of conversion and bearing interest at 12% per annum. In connection with the issuance of the Convertible Note, IMA also issued warrants (valued at $1,340,000) to acquire 425,000 shares of IMA common stock at an exercise price per share equal to the closing price of IMA's common stock of $3.625 on August 12, 1999. The value of the warrants has been reflected as a debt discount and is being amortized to interest expense over the life of the debt. The exercise price of the warrants is subject to adjustment pursuant to certain anti-dilution provisions. The warrants are exercisable through August 11, 2007.

In connection with the issuance of the Convertible Note, IMA amended its Certificate of Incorporation to designate 5,000 shares of its preferred stock as Series C Preferred Stock without par value and with a stated value of $1,000 per share. The rights and privileges of the Series C are as follows:

     Redemption - Upon the effective date of a change in control, as defined, the holders of the Series C will convert such shares into shares of IMA common stock at a conversion price calculated as the lower of the average closing price of IMA for the 20 days following the issuance of the Convertible Note, the average closing price of IMA for the 20 days preceding the conversion date or $4.00, all of which conversion rates are subject to adjustment pursuant to certain anti-dilution provisions (the Conversion Price), or will elect to redeem such shares at their carrying value.

     Conversion - Holders of the Series C are entitled to convert such shares into common stock of IMA at the Conversion Price.

     Liquidation - In the case of a liquidation, dissolution or winding up of IMA, the holders of the Series C shall be entitled to receive a liquidation value of $1,000 per share.

     Voting - Each holder of Series C shall be entitled to the number of votes equal to the number of shares of common stock into which shares are convertible. In addition, certain actions related to future equity offerings or transactions which could involve a significant sale of assets or change in control, as defined, would require a vote of at least 67% of the Series C.

In August 1999, the Company received a commitment letter from a financial institution for a revolving credit facility of up to $8 million. After further discussions with the financial institution, the Company determined that the proposed financing did not provide the Company with either the type or the amount of the borrowing capacity which the Company desired. Accordingly, the Company let the commitment expire. Costs associated with the proposed financing of $80,000 were written off during the third quarter.

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

The aggregate purchase price was initially valued at $9.4 million, consisting of $1.3 million of cash, 254,841 shares of common stock valued at

$3.4 million, $4.1 million of net assumed liabilities and $600,000 of transaction costs. The value of the common stock was determined based on the average trading price of the Company's common stock for the two days prior to, the day of, and the two days after, the date that the terms of the Acquisitions were announced. The aggregate purchase price was subsequently adjusted to $8.7 million by the Company during its fiscal quarter ended September 30, 1998 to reflect the as adjusted net assumed liabilities of $3.6 million and the as adjusted transaction costs of $400,000.

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

4. Earnings (Loss) Per Share

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

                                                            Quarter Ended             Nine Months Ended
                                                            September 30,               September 30,
                                                       ----------------------      ----------------------
                                                         1999         1998           1999         1998
                                                       ---------    ---------      ---------    ---------
Basic and diluted loss per share:

Net loss applicable to
common shareholders...........................         $  (6,272)   $  (1,897)     $ (15,926)   $  (8,289)
                                                       =========    =========      =========    =========
Basic and diluted net loss per share..........         $    (.65)   $    (.20)     $   (1.64)   $    (.87)
                                                       =========    =========      =========    =========
Weighted basic and diluted average
shares outstanding............................             9,718        9,676          9,704        9,558
                                                       =========    =========      =========    =========

Weighted average warrants and options to purchase 191,586 and 1,829,513 shares of common stock, respectively, were outstanding during the nine months ended September 30, 1999, but were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5.   Revenue Recognition

As of January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into after December 31, 1997. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings of the Company for the nine months ended September 30, 1999 and 1998.

6.   Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the nine months ended September 30, 1999, there was a cumulative translation adjustment gain of $3,000, compared to a cumulative translation adjustment gain of $194,000 during the nine months ended September 30, 1998. Accordingly, the comprehensive loss for the nine months ended September 30, 1999 and 1998 is $15.9 million and $8.1 million, respectively.

7.   Business Segment Information

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

The Company operates three reportable segments: enterprise call center software solutions, professional services, including maintenance and buyingedge.com, inc. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately, based on the fundamental differences in their operations. The enterprise call center software solution provides software licenses of the Company's software products. The professional services provides the professional consulting services, implementation, training and maintenance related to the Company's enterprise call center software solutions. The buyingedge.com segment provides a centrally hosted electronic marketplace where buyers will be able to reach a wide range of sellers (vendors) in many different product segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report.

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

8. Legal Proceedings

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

For The Quarter Ended September 30, 1999
----------------------------------------
(in thousands)
                                                Enterprise Call  Professional    buying-
                                                Center Software  Services        edge.com   Consolidated
                                                --------------   -------------   --------   ------------
Revenues                                              $  2,440        $  5,608   $      -       $  8,048
Cost of sales                                              116           3,158          -          3,274
Product development                                      2,087               -        590          2,677
Depreciation & amortization                                403             221         44            668
Other income (expense), net                               (273)           (164)        36           (401)
Minority interest                                            -               -       (292)          (292)
Segment loss                                          $ (4,836)       $   (126)  $ (1,310)      $ (6,272)
                                                      ========        ========   ========       ========


For The Quarter Ended September 30, 1998
----------------------------------------
(in thousands)
                                                Enterprise Call  Professional    buying-
                                                Center Software  Services        edge.com   Consolidated
                                                --------------   -------------   --------   ------------

Revenues                                              $  8,706        $  7,098   $      -       $ 15,804
Cost of sales                                              105           4,303          -          4,408
Product development                                      2,167               -          -          2,167
Depreciation & amortization                                286             238          -            524
Other income, net                                           98              81          -            179
Minority interest                                            -               -          -              -
Segment loss                                          $   (621)       $ (1,276)  $      -       $ (1,897)
                                                      ========        ========   ========       ========

For The Nine Months Ended September 30, 1999
--------------------------------------------
(in thousands)
                                                Enterprise Call  Professional    buying-
                                                Center Software  Services        edge.com   Consolidated
                                                --------------   ------------    --------   ------------

Revenues                                              $ 10,861        $ 19,340   $      -       $ 30,201
Cost of Sales                                              343          12,244          -         12,587
Product Development                                      7,012               -      2,065          9,077
Depreciation & amortization                              1,100             674         86          1,860
Other income (expense), net                               (236)           (136)        36           (336)
Minority interest                                            -               -       (328)          (328)
Segment loss                                          $(10,877)       $ (1,843)  $ (3,206)      $(15,926)
                                                      ========        ========   ========       ========

For The Nine Months Ended September 30, 1998
--------------------------------------------
(in thousands)
                                                Enterprise Call  Professional    buying-
                                                Center Software  Services        edge.com   Consolidated
                                                --------------   -------------   --------   ------------

Revenues                                              $ 21,429        $ 17,615   $      -       $ 39,044
Cost of sales                                              316          10,682          -         10,998
Product development                                      5,879               -          -          5,879
Depreciation & amortization                                694             578          -          1,272
Other income                                               404             312          -            716
Minority interest                                            -               -          -              -
Acquired product development costs                       7,658               -          -          7,658
Segment loss                                          $ (6,041)       $ (2,248)  $      -       $ (8,289)
                                                      ========        ========   ========       ========

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

OVERVIEW

The Company develops, markets and supports customer interaction software designed to increase the productivity and revenue generating capabilities of mid-size and large- scale telephone call centers. Recently, the Company has developed synchronized, multi-channel e-business solutions that enable businesses to interact with their customers to improve sales or service capabilities.

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

The Company has invested in the design and concepts of buyingedge.com (Notes 1 and 2), a centrally hosted electronic marketplace where buyers are able to reach a wide range of sellers (vendors) in many different product segments. A production web environment was launched in the second quarter of 1999 and the system went live in the third quarter.

The Company markets its products in the United States through a direct sales organization and certain resellers. In Europe, the Pacific Rim, Canada, Mexico and Latin America the Company markets its products through remarketing and distribution relationships which it supplements with a direct sales force in certain regions. The Company maintains offices in the United Kingdom, France, Germany and Australia to support its international sales and service activities. For the nine months ended September 30, 1999, United States and international revenues were approximately 70% and 30% of total revenues, respectively.

Expenses as a percentage of revenues increased due to lower than expected revenue in the first nine months of 1999 and due to increased spending for the development of buyingedge.com. The Company is reviewing its business to find additional revenue growth opportunities and operating expense reductions.

Although the Company has experienced significant growth in revenues during 1998 and 1997, the Company does not believe prior growth is necessarily indicative of future revenues. In addition, the Company expects increased competition and intends to continue to invest in its business. There can be no assurance that the Company will be profitable on a quarterly or annual basis. Future operating results will depend on many factors, including demand for the Company's products, the level of product competition, competitor pricing, the size and timing of significant orders, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new products on a timely basis and changes in levels of operating expenses.

                             RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statement of Operations for the three months and nine months ended September 30, 1999 and 1998 (unaudited).

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                ---------  ---------      ---------  ---------
                                                   1999      1998           1999       1998
                                                ---------  ---------      ---------  ---------
Revenues:
  License fees........................               30.3%      55.1%          36.0%      54.9%
  Service and maintenance.............               69.7%      44.9%          64.0%      45.1%
                                                ---------  ---------      ---------  ---------
    Total revenues....................              100.0%     100.0%         100.0%     100.0%
                                                ---------  ---------      ---------  ---------
Cost of revenues:
  License fees.........................               1.4%       0.7%           1.1%       0.8%
  Service and maintenance..............              39.3%      27.2%          40.6%      27.3%
                                                ---------  ---------      ---------  ---------
    Total cost of revenues.............              40.7%      27.9%          41.7%      28.1%
                                                ---------  ---------      ---------  ---------
Gross profit...........................              59.3%      72.1%          58.3%      71.9%
                                                ---------  ---------      ---------  ---------
Operating expenses:
    Sales and marketing................              59.7%      36.8%          53.1%      37.1%
    Product development................              33.3%      13.7%          30.1%      15.1%
    General and administrative.........              31.3%       8.8%          18.4%       9.8%
    Provision for doubtful accounts....              11.0%      11.5%           8.7%       7.1%
    Acquired product development costs                  -          -              -       19.6%
    One time settlement charge.........                 -       13.7%             -        5.5%
                                                ---------  ---------      ---------  ---------
    Total operating expenses...........             135.3%      84.5%         110.3%      94.2%
                                                ---------  ---------      ---------  ---------
Operating loss.........................             (76.0)%    (12.4)%        (52.0)%    (22.3)%
Other income (expense).................              (5.0)%      1.1%          (1.1)%      1.8%
                                                ---------  ---------      ---------  ---------
Loss before provision for
Income taxes and minority interest.....             (81.0)%    (11.3)%        (53.1)%    (20.5)%
Provision for income taxes.............               0.6%       0.7%           0.7%       0.7%
                                                ---------  ---------      ---------  ---------
Net loss before minority interest......             (81.6)%    (12.0)%        (53.8)%    (21.2)%

Minority interest......................               3.6%         -            1.1%         -
                                                ---------  ---------      ---------  ---------
Net loss...............................             (78.0)%    (12.0)%        (52.7)%    (21.2)%
                                                =========  =========      =========  =========

The following table sets forth the cost of each component of revenue expressed as a percentage of such revenue for the periods indicated (unaudited):

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                ---------  ---------      ---------  ---------
                                                   1999      1998           1999       1998
                                                ---------  ---------      ---------  ---------
Cost of license fees...................               4.8%       1.2%           3.2%       1.5%
Cost of service and maintenance........              56.3%      60.6%          63.3%      60.6%

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues

License Fees - License fee revenues consist of revenues from initial licenses for the Company's software products and license upgrades to existing customers for additional users or modules. Total license fees decreased 72.0% from $8.7 million, or 55.1% of total revenues, in the quarter ended September 30, 1998 to $2.4 million, or 30.3% of revenues, in the quarter ended September 30, 1999. Domestic license revenue decreased 85.2% percent from $6.6 million in the quarter ended September 30, 1998 to $979,000 in the quarter ended September 30, 1999. The decrease in domestic license revenue was primarily attributable to a decrease in the number of orders recognized from 17 in the quarter ended September 30, 1998 to 5 in the quarter ended September 30, 1999 and a 49.5% decrease in the average order size. International license revenue decreased approximately $645,000 or 30.6% from $2.1 million in the quarter ended September 30, 1998 to $1.5 million in the quarter ended September 30, 1999. The decrease in international license revenue is primarily attributable to a decrease in the number of software license orders recognized from 37 in the quarter ended September 30, 1998 to 23 in the quarter ended September 30, 1999. License revenue resulting from the MIS and TSI acquisitions decreased 81.4% from $301,000 for the quarter ended September 30, 1998 to $56,000 in the quarter ended September 30, 1999. Approximately 67% of domestic license revenue was from one customer.

Service and Maintenance - Service and maintenance revenues are derived from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support. Services and maintenance revenues decreased by 21% from $7.1 million, or 44.9% of total revenues, in the quarter ended September 30, 1998 to $5.6 million, or 69.7% of total revenues, in the quarter ended September 30, 1999. The decrease in service and maintenance revenues was primarily attributable to reduced license sales.

Cost of Revenues

Cost of License Fees - Cost of license fees consists primarily of the costs of media packaging, documentation, third party software and software production personnel. Cost of license fees increased 10.5% from $105,000, or 1.2% of the related license revenues, in the quarter ended September 30, 1998 to $116,000, or 4.8% of the related license revenues, in the quarter ended September 30, 1999. The increase in the cost of license fees was primarily attributable to an increase in the volume of third party products included in the Company's product line and resold by the Company.

Cost of Service and Maintenance - Cost of service and maintenance consists primarily of salaries and related personnel costs, third party consulting costs and other costs related to the installation, implementation, training and maintenance support of the Company's software products. The cost of service and maintenance decreased 26.6% from $4.3 million, or 60.6% of service and maintenance revenues, in the quarter ended September 30, 1998 to $3.2 million, or 56.3% of service and maintenance revenues, in the quarter ended September 30, 1999. The percentage of cost to revenue decreased due to increased service revenue and management's efforts to increase efficiency of current staff and control costs, such as salary and travel expenditures. The decrease in cost of services and maintenance in the quarter ended September 30, 1999 was primarily attributable to a decrease in compensation, benefits, and travel related costs of $800,000 and a $200,000 decrease in third party consulting costs. The Company continues to evaluate the use of third party consultants and although utilization of internal consulting staff is preferred, there are circumstances that require the use of third party consultants based on expertise in a specific industry, technical knowledge or the availability of internal consulting staff. Also, client services staff decreased by 39 people or approximately 28.0% from September 30, 1998 to September 30, 1999.

Operating Expenses

Sales and Marketing - Sales and marketing expenses consist primarily of commissions, salaries and related expenses for sales and marketing personnel, as well as marketing, advertising and promotional expenses. Sales and marketing expenses decreased 17.3% from $5.8 million, or 36.8% of revenues, in the quarter ended September 30, 1998 to $4.8 million, or 59.7% of revenues, in the quarter ended September 30, 1999. The decrease in sales and marketing expenses for the quarter ended September 30, 1999, is primarily attributable to a decrease in compensation, benefits, commissions and travel expenditures in the amount of $1.1 million. Sales and marketing expenses also decreased due to reduced consulting and training. The sales and marketing staff decreased by 26 people, or approximately 25.2%, from September 30, 1998 to September 30, 1999. The Company expects sales and marketing costs to decline as a percentage of revenue in the future.

Product Development - Product development expenses consist primarily of salaries and related personnel expenses, consulting fees, and amortization of purchased software and development costs associated with buyingedge.com. Product development expenses increased 23.5% from $2.2 million, or 13.7% of revenues, in the quarter ended September 30, 1998 to $2.7 million, or 33.3% of revenues, in the quarter ended September 30, 1999. The increase in product development expenses was primarily due to an increase in compensation related to the hiring of new software development staff, amortization of purchased software, overhead and the continuing development of the Company's software products. The continuing development includes spending on the Company's new ChannelEDGE and buyingedge.com initiatives. Product development costs associated with buyingedge.com were approximately $590,000 for the quarter ended September 30, 1999.

General and Administrative - General and administrative expenses represent the costs of executive, finance and administrative support personnel, the portion of occupancy expenses allocable to administration, and unallocated corporate expenses such as fees for legal and accounting services. General and administrative expenses increased 80.2% from $1.4 million, or 8.8% of revenues, in the quarter ended September 30, 1998 to $2.5 million, or 31.3% of revenues, in the quarter ended September 30, 1999. The increase in general and administrative expenses in the quarter ended September 30, 1999 was due primarily to compensation and benefits related to the addition of finance staff, additional buyingedge.com executives, increased legal, accounting, rent and training costs. Through improved cost control efforts, such as an improved purchase order policy and a detailed review of actual versus budgeted expenses, the Company expects general and administrative costs to decline as a percentage of revenue in the future.

Provision for Doubtful Accounts - The provision for doubtful accounts decreased from $1.8 million for the quarter ended September 30, 1998 to $887,000 for the quarter ended September 30, 1999. The decrease is based on management's periodic review and assessment of accounts receivable.

Other Income (Expense) - Other income (expense) consists of interest expense on equipment financing and the Convertible Note less interest earned on cash accounts. Other income decreased by $580,000 from $179,000 in the quarter ended September 30, 1998 to ($401,000) in the quarter ended September 30, 1999. Interest income decreased due to diminished income earned on investments while interest expense increased due to interest and amortization of debt issue costs and debt discount on the Convertible Note. Short-term investments decreased $6.6 million from September 30, 1998; there were no short-term investments at September 30, 1999.

Provision for Income Taxes - Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes decreased from $119,000 in the quarter ended September 30, 1998 to $48,000 in the quarter ended September 30, 1999. At September 30, 1999, the Company had approximately $25.0 million of U.S. Federal net operating loss carryforwards, of which approximately $4.3 million resulted from the exercise of non-qualified stock options, and approximately $14.0 million of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future taxable income, if any. When realized, the tax benefits of the portion of the net operating losses attributed to the exercise of stock options will be credited directly to paid in capital. These U.S. Federal net operating loss carryforwards expire through 2019 and the state net operating loss carryforwards expire through 2004.

In addition, the Company has United Kingdom net operating loss carryforwards of approximately $6.0 million which can be utilized to offset future taxable income and which have no expiration.

Minority interest - Minority interest represents the portion of earnings of buyingedge.com attributable to shareholders other than IMA including accrued dividends and the accretion of the Series A.

Nine months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues

License Fees - Total license fees decreased 49.3% from $21.4 million, or 54.9% of total revenues, in the nine months ended September 30, 1998 to $10.9 million, or 36.0% of revenues, in the nine months ended September 30, 1999. Domestic license revenue decreased 54.5% percent from $13.9 million in the nine months ended September 30, 1998 to $6.3 million in the nine months ended September 30, 1999. The decrease in domestic license revenue was primarily attributable to a decrease in the number of orders recognized from 48 in the nine months ended September 30, 1998 to 34 in the nine months ended September 30, 1999 and a 35.6% decrease in the average transaction order size. International license revenue decreased approximately $3.0 million or 39.9% from $7.6 million in the nine months ended September 30, 1998 to $4.5 million in the nine months ended September 30, 1999. The decrease in international license revenue is primarily attributable to a decrease in the average deal size of 38.7% and the number of orders, from 101 in the nine months ended September 30, 1998 to 98 in the nine months ended September 30, 1999. License revenue resulting from the MIS and TSI acquisitions decreased 76% from $1.3 million for the nine months ended September 30, 1998 to $308,000 in the nine months ended September 30, 1999. Approximately 62% of domestic license fee revenues for the nine months ended September 30, 1999 was derived from three customers.

Service and Maintenance - Service and maintenance revenues increased by 9.8% from $17.6 million, or 45.1% of total revenues, in the nine months ended September 30, 1998 to $19.3 million, or 64.0% of total revenues, in the nine months ended September 30, 1999. The increase in services and maintenance was primarily attributable to the Company's expanded role at several existing customers during the first nine months of 1999.

Cost of Revenues

Cost of License Fees - Cost of license fees increased 8.5% from $316,000, or 1.5% of the related license revenues, in the nine months ended September 30, 1998 to $343,000, or 3.2% of the related license revenues, in the nine months ended

September 30, 1999. The increase in the cost of license fees was primarily attributable to an increase in the volume of third party products included in the Company's product line and resold by the Company.

Cost of Services and Maintenance - The cost of services and maintenance increased 14.6% from $10.7 million, or 60.6% of service and maintenance revenues, in the nine months ended September 30, 1998 to $12.2 million, or 63.3% of service and maintenance revenues, in the nine months ended September 30, 1999. The increase in cost of services and maintenance in the nine months ended September 30, 1999 was primarily attributable to a $1.4 million increase in third party consulting costs. The Company continues to evaluate the use of third party consultants, and although utilization of internal consulting staff is preferred, there are circumstances that require the use of third party consultants based on expertise in a specific industry, technical knowledge or the availability of internal consulting staff. Also, client services staff decreased by approximately 39 people, or 28.0%, from December 31, 1998 to September 30, 1999. The headcount reduction contributed to cost reduction in travel and training expenses, which were offset by a 32.5% increase in the allocation of overhead costs.

Operating Expenses

Sales and Marketing - Sales and marketing expenses increased 10.8% from $14.5 million, or 37.1% of revenues, in the nine months ended September 30, 1998 to $16.0 million, or 53.1% of revenues, in the nine months ended September 30, 1999. The increase in sales and marketing expenditures for the nine months ended September 30, 1999, is primarily attributable to compensation and benefit expenditures, together with enhanced advertising, trade shows and promotions. However, overall sales and marketing expenditure has declined from $17.5 million in the nine months ended December 31, 1998 to $16.0 million in the nine months ended September 30, 1999. This decrease was primarily the result of reduced staff, improved cost control measures such as an improved purchase order policy, detailed review of actual versus budgeted expenditures, and a strict control over external marketing costs. The Company expects sales and marketing costs to decline as a percentage of revenue in the future. Sales and marketing staff decreased by 26 people, or approximately 25.2%, from December 31, 1998 to September 30, 1999.

Product Development - Product development expenses increased 54.4% from $5.9 million, or 15.1% of revenues, in the nine months ended September 30, 1998 to $9.1 million, or 30.1% of revenues, in the nine months ended September 30, 1999. The increase in product development expenses was primarily due to an increase in salaries and related personnel expenses in connection with the hiring of new software development staff, amortization of purchased software, an increase in third party consulting and overhead expenses. The continuing development of the Company's software products have increased expenditures relating to the Company's new ChannelEDGE and buyingedge.com initiatives. Product development costs associated with buyingedge.com were approximately $2.0 million for the nine months ended September 30, 1999. Both new hires and third party outside consultants are working on new product development. This increase is primarily the result of increased compensation, benefits and third party consultant and amortization of software.

General and Administrative - General and administrative expenses increased
45.8% from $3.8 million, or 9.8% of revenues, in the nine months ended September 30, 1998 to $5.6 million, or 18.4% of revenues, in the nine months ended September 30, 1999. The increase in general and administrative expenses in the nine months ended September 30, 1999 was due in part, to the addition of accounting, administrative and executive personnel to buyingedge.com to support the growth of the Company's buyingedge.com initiative and legal expenses related to an arbitration that was concluded in the second quarter of 1999. A portion of the legal fees associated with the arbitration was reimbursed by the Company's insurance carrier. Additional increases were experienced in rent, facilities common charges, and communication expenditures. Through improved cost control efforts, such as an improved purchase order policy and a detailed review of actual versus budgeted expenses, the Company expects general and administrative costs to decline as a percentage of revenue in the future.

Provision for Doubtful Accounts - The provision for doubtful accounts decreased from $2.8 million for the nine months ended September 30, 1998 to $2.6 million for the nine months ended September 30, 1999. The decrease is based on management's periodic review and assessment of accounts receivable.

Other Income (Expense) - Other income (expense) consists of interest expense on debt and equipment financing less interest earned on short term investments. Other income decreased by $1.1 million from $716,000 in the nine months ended September 30, 1998 to $(336,000) in the nine months ended September 30, 1999. The increase in other expenses is primarily attributable to interest together with the amortization of debt issue costs and debt discount on the Convertible Note. Additionally, interest income decreased due to diminished income earned on investments. Short-term investments decreased from $6.6 million at September 30, 1998; there were no short-term investments at September 30, 1999.

Provision for Income Taxes - Provision for income taxes consists of foreign and state income and withholding taxes. The provision for income taxes decreased 16.5% from $273,000 for the nine months ended September 30, 1998 to $228,000 in the nine months ended September 30, 1999.

Minority interest - Minority interest represents the portion of earnings of buyingedge.com attributable to shareholders other than IMA including accrued dividends and the accretion of the Series A.

Liquidity and Capital Resources

As of September 30, 1999, the Company had $3.9 million in cash, $8.9 million in restricted cash and $11.7 million in net accounts receivable. For the nine months ended September 30, 1999, the Company used $11.8 million of cash for operating activities. The net cash use of $11.8 million from operations resulted primarily from the loss of $15.9 million together with minority interest of $.5 million, offset by depreciation and amortization of $2.3 million, a provision for doubtful accounts of $2.6 million and working capital changes of $300,000. The fluctuations in operating assets and liabilities were primarily due to the timing of operating activities, including the timing of orders, collections of accounts receivable and the payment of accounts payable. The Company's practice is to bill for the largest proportion of its annual maintenance support services in the fourth quarter. These billings, estimated at approximately $8 to $9 million will result in the Company generating additional cash flows in the fourth quarter of 1999 and the first quarter of 2000.

For the nine months ended September 30, 1999, the Company's primary investing activities consisted of $1.5 million of purchases of computers, leasehold improvements and office equipment to support the Company's newly leased facilities in Chicago, Illinois and Irvine, California and Redwood Shores, California where the buyingedge.com operations are located.

For the nine months ended September 30, 1999, the Company's primary financing activity consisted of cash proceeds from the issuance of $10 million of buyingedge.com Series A preferred stock and the Company's issuance of the $5 million Convertible Note (Notes 1 and 2).

On August 12, 1999, the Company entered into a Senior Subordinated Convertible Promissory Note and Warrant Purchase Agreement (the "Agreement") with Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. (collectively "Wand"). Pursuant to the terms of the Agreement, Wand purchased from the Company a 9% Senior Subordinated Convertible Promissory Note (the "Note") in the principal face amount of $5,000,000 due April 30, 2000 and warrants (See Note
2). The Convertible Note of $5 million has a maturity of April 30, 2000. The Company has the option of either repaying the Convertible Note or issuing additional common shares to the note holder.

In addition, on August 12, 1999, IMA's wholly-owned subsidiary, buyingedge.com inc. entered into a Series A Preferred Stock Purchase Agreement ("buyingedge Agreement") with CMG@Ventures III, LLC, @Ventures III, L.P., @Ventures Investors, @Ventures Foreign Fund III, L.P., Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P. (collectively the "Investors"), to purchase 5,319,149 shares of buyingedge's Series A Preferred Stock and warrants and options (See Note 2) for an aggregate purchase price of $10,000,000. Pursuant to agreements with the Investors, the amount invested in buyingedge.com will not be available to IMA except pursuant to certain services agreements between IMA and buyingedge.com. See "Part I, Note 2" for a description of the $5,000,000 Note financing and the buyingedge preferred stock financing.

The Company intends to seek additional capital through a private equity or debt financing over the next several months which may include an additional $30 to $40 million for buyingedge.com and up to $5 to $10 million for the Company. There can be no assurance that equity or debt financing will be available to the Company on favorable terms or at all. The Company anticipates that its current cash and cash equivalents, together with cash provided by operations and future capital infusions will be sufficient to meet the Company's projected working capital and other cash requirements through December 31, 2000, but there can be no assurance that the Company will be able to generate sufficient cash to meet its requirements from those sources. In the event that the Company were unable to obtain the equity or debt financing described above, the Company would need to reduce its operating expenses and capital expenditures.

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

The Company has completed a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT") (i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems)including hardware, software and firmware. The Company is upgrading certain critical systems to meet with Year 2000 requirements. The Company plans to have all critical system upgrades completed by December 31, 1999. The Company's inability to remediate non-compliant systems in its infrastructure could have a material adverse affect on the Company's results of operations and financial condition.

While the Company expects to incur expenses to complete these upgrades, it does not believe the implementation of the Year 2000 programs will have a material adverse impact on the Company's financial condition or results of operations.

The Company believes that it has sufficient funds to satisfy costs incurred to date and future Year 2000 compliance costs.

The Company has initiated the development of a comprehensive Year 2000 contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical systems. The contingency plan is expected to be completed by the end of November 1999.

The Company also is conducting a review of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or that an alternative source for this critical product or service is available. The Company has no practical means to verify the information provided by these independent third parties and is still pursuing those key distributors and vendors who may not yet have responded. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative suppliers. However, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's distributors or vendors, such problems remain a possibility and could have an adverse impact on the Company's results of operations and financial condition.

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

Statements in this Form 10-Q which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, and statements as to product compatibility, design, features, functionality and performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those expressed in these forward-looking statements as a result of numerous factors, including those set forth below, and elsewhere in this Form 10-Q.
History of Operating Losses; Uncertainty of Future Operating Results - The Company incurred significant net operating losses in each of 1992, 1993, 1994, 1995 and 1998 and the first nine months of 1999. As of September 30, 1999, we had an accumulated deficit of $50.2 million. Given our operating history, we cannot predict our future operating results with any certainty. We cannot assure you that our business strategies will be successful, nor can we assure you that we will achieve or sustain revenue growth or profitability on a quarterly or annual basis.

Fluctuations in Quarterly Performance -

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

To achieve our quarterly revenue objectives, we depend upon obtaining orders in that quarter for delivery in that quarter. The timing of our revenue recognition is affected by the amount of contracts executed and delivered, whether the contract contains post delivery obligations, the determination of probability of collections, and when our customers accept the product. We derive a significant portion of our revenues in any quarter from non-recurring, large license fees paid to us by a relatively small number of customers. We expect this trend to continue for the foreseeable future. Therefore, if a customer defers, cancels or fails to honor its contractual obligations, our operating results could be materially adversely affected in a given quarter. On the other hand, significant sales occurring earlier than expected may adversely affect subsequent quarters. In addition, we have experienced and expect to continue to experience stronger demand during the quarters ending in June and December than during the quarters ending in March and September. We receive a substantial portion of our orders in the last months or weeks of any given quarter.

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

Ability to Integrate Acquisitions

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

Product Concentration

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

Lengthy Sales and Implementation Cycles; Post-Delivery Obligations -

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

Dependence on Proprietary Technology -

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

Dependence on Indirect Marketing and Distribution Channels; Potential
Conflicts -

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

Need to Expand Marketing and Distribution Channels -

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

Emerging Markets for Call Center Customer Interaction Software; Dependence on Increased Use of Products by Existing Customers -

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

Rapid Technological Change -

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

Management of Growth -

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

Competition -

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

Dependence on Key Personnel -

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

Risk of Product Defects -

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

Risks Associated with International Operations -

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

International Currency Risks -

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

International Operation and Collection Risks -

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

Dependence on Licensed Technology -

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

Increased Use of Third-Party Development Tools -

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

Dependence on Growth of Client/Server Computing Environment -

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

Industry Concentration -

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

Product Liability -

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

Regulatory Environment -

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

Year 2000 Risks -

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk -

The Company's exposure to foreign currency risks is relatively low because of the way the Company conducts its international business and this risk is not deemed to be material. The primary reason for the low level of exposure to foreign currency fluctuations is that the Company generally requires payment from its international customers outside the United Kingdom, Europe and Australia in U.S. dollars. In the United Kingdom and Europe, the Company generally requires payment from its international customers in pounds sterling. The Company's financial instruments that are exposed to foreign currency risks are primarily accounts receivable and accounts payable of the United Kingdom Subsidiary. The carrying amounts of these financial instruments approximate fair value. In addition, the Company has no debt denominated in any foreign currency. The impact of increases or decreases in foreign currency exchange rates on the Company's revenues is offset in part by the corresponding impact on the Company's expenses payable in such currencies. For the nine months ended September 30, 1999, the Company had a cumulative translation adjustment loss of $60,000.

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

Interest Rates -

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. The investment securities had maturities of less than one year. The weighted-average interest rate on investment securities at September 30, 1999 was approximately 4.5%. The fair value of securities held at September 30, 1999 was $1.4 million.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS -

(a) On May 19, 1999 the Company filed a Demand for Arbitration with the American Arbitration Association in Peoria, Illinois asserting that Affina Corporation f/k/a Ruppman Marketing Technologies, Inc. ("Ruppman") breached its written software license agreement and consulting services agreements with the Company by failing to make payment in the amounts of $893,150 in software license and maintenance fees and $636,931.43 in consulting services fees (Information Management Associates, Inc. v. Affina Corporation f/k/a Ruppman Marketing Technologies, Inc., No. 51Y 117 00225399)(the "Demand"). On or about June 24, 1999, Ruppman filed its answer to the Demand denying all claims made by the Company and filed a counterclaim alleging negligent misrepresentation, breach of contract, breach of express warranties and violations of the Illinois Consumer and Deceptive Practices Act (the "Counterclaim"). On or about July 23, 1999 the Company responded to the Counterclaim denying all claims made therein and raising several special defenses. On or about August 6, 1999, Ruppman amended its counterclaim, dismissing its claims under the Illinois Consumer and Deceptive Practices Act and adding a claim for violation of the Connecticut Unfair Practices Act. The Company believes that it will prevail in its claims set forth in the Demand. The Company believes that Ruppman's Counterclaim is without merit and intends to vigorously oppose the Counterclaim. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty. In the event that the Counterclaim is ultimately decided in favor of Ruppman, damages and associated costs could have a material adverse effect on results of the Company's operations.

     From time to time, the Company is involved in litigation in the normal course of business relating to claims arising out of its operations. The Company is not currently involved in any litigation except as discussed above which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition.

Item 2:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            10.1   Contribution Agreement
            10.2 Assignment and Assumption Agreement between buyingedge.com inc. and Information Management Associates, Inc.
            10.3 Assignment and Assumption Agreement between buyingedge.com inc. and MarketNet, LLC
            10.4   Series A Preferred Stock Purchase Agreement
            10.5   Rights Agreement
            10.6   Right of First Refusal Agreement
            10.7 Senior Subordinated Convertible Promissory Note and Warrant Purchase Agreement
            10.8   Senior Subordinated Convertible Promissory Note
            10.9 Common Stock Purchase Warrant with Wand Equity Portfolio Fund II L.P. and Wand Affiliates Fund L.P.
            10.10  Common Stock Purchase Warrant with @ Ventures III, L.P.
            10.11 Common Stock Purchase Warrant with Wand Equity Portfolio Fund II, L.P.
            10.12  Common Stock Purchase Warrant with Amicus Capital, LLC
            10.13  Common Stock Purchase Warrant with CMG@Ventures III, LLC
            10.14  Common Stock Purchase Warrant with Madrona Investment Group,
                   LLC
            10.15  Common Stock Purchase Warrant with Wand  Affiliates Fund L.P.
            10.16  Common Stock Purchase Warrant with @Ventures Investors, LLC

          10.17  Common Stock Purchase Option Agreement with @Ventures III, L.P.
          10.18 Common Stock Purchase Option Agreement with Wand Equity Portfolio Fund II, L.P.
          10.19  Common Stock Purchase Option Agreement with Amicus Capital, LLC
          10.20  Common Stock Purchase Option Agreement with CMG@Ventures III,
                 LLC
          10.21 Common Stock Purchase Option Agreement with Madrona Investment Group, LLC
          10.22 Common Stock Purchase Option Agreement with Wand Affiliates Fund L.P.
          10.23 Common Stock Purchase Option Agreement with @Ventures Investors, LLC
          10.24  buyingedge.com inc.  1999 Employee and Consultant Stock Option
                 Plan
          10.25 Sublease between Centura Software Corporation and buyingedge.com inc.
          10.26 First Amendment to Sublease between Centura Software Corporation and buyingedge.com inc.
          10.27 Registration Rights Agreement with Wand Equity Portfolio II L.P. and Wand Affiliates Fund L.P.

         (b)   Reports on Form 8-K

            (1.) Report on Form 8-K filed September 23, 1999 (Item 4. Change in
                 Registrant's Certifying Accountants')

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 22, 1999   /s/ Albert R. Subbloie, Jr.    President, Chief Executive
                           ---------------------------    Officer and Director
                           Albert R. Subbloie, Jr.        (Principal Executive (Officer)

Dated: November 22, 1999   /s/ John A. Piontkowski        Chief Financial Officer
                           ---------------------------    (Principal Financial and
                           John A. Piontkowski            Accounting Officer)


34